Form 10-Q
period 2018-09-30
Liquidia Technologies Inc
filed 2018-10-31
CIK 1330436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 30, 2018, there were 15,478,286 shares of the issuer’s common stock outstanding.

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
•

our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;

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

Liquidia Technologies, Inc.

Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$47,515,790	$3,418,979
Accounts receivable, less allowance of $0 and $48,108, respectively	81,926	1,622,179
Prepaid expenses and other current assets	240,883	443,460
Total current assets	47,838,599	5,484,618
Property, plant and equipment, net	8,230,945	8,243,012
Prepaid expenses and other assets	1,160,839	1,115,972
Total assets	$57,230,383	$14,843,602
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,907,757	$4,424,948
Accrued expenses	1,439,602	2,785,618
Accrued compensation	1,866,872	1,952,505
Accrued interest	59,505	1,408,869
Deferred rent	268,599	268,628
Current portion of capital lease obligations	471,981	469,798
Current portion of deferred revenue	326,700	3,605,199
Current portion of long-term debt	293,274	15,608,349
Total current liabilities	7,634,290	30,523,914
Long-term capital lease obligations	484,017	510,625
Long-term deferred rent	2,458,186	2,612,552
Long-term deferred revenue	8,071,921	5,527,296
Long-term debt	10,726,433	5,556,782
Deferred financing obligation	—	1,341,810
Warrant liabilities	—	2,462,859
Total liabilities	29,374,847	48,535,838
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock — Series A, $0.001 par value, 0 and 1,974,430 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	1,974
Preferred stock — Series A-1, $0.001 par value, 0 and 1,834,862 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	1,835
Preferred stock — Series B, $0.001 par value, 0 and 4,620,123 shares authorized as of September 30, 2018 and December 31, 2017, respectively, 0 and 4,496,908 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	4,497
Preferred stock — Series C, $0.001 par value, 0 and 17,102,578 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	17,103
Preferred stock — Series C-1, $0.001 par value, 0 and 91,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively, 0 and 17,556,178 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	17,556
Preferred stock — Series D, $0.001 par value, 0 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock — Class B (non-voting), $0.001 par value, 0 and 330,664 shares authorized as of September 30, 2018 and December 31, 2017, respectively, 0 and 19,645 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	20
Common stock — $0.001 par value, 40,000,000 and 175,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively, 15,478,286 and 549,952 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	15,478	550
Additional paid-in capital	185,208,219	79,677,540
Accumulated deficit	(157,368,161)	(113,413,311)
Total stockholders’ equity (deficit)	27,855,536	(33,692,236)
Total liabilities and stockholders’ equity (deficit)	$57,230,383	$14,843,602

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$169,730	$1,820,848	$2,138,579	$5,442,020
Costs and expenses:
Cost of sales	—	79,940	121,391	239,819
Research and development	7,156,618	6,532,940	20,701,022	17,966,244
General and administrative	2,283,936	3,004,612	6,424,892	8,079,304
Total costs and expenses	9,440,554	9,617,492	27,247,305	26,285,367
Loss from operations	(9,270,824)	(7,796,644)	(25,108,726)	(20,843,347)
Other income (expense):
Interest income	128,120	—	139,965	268
Interest expense	(636,573)	(4,155,714)	(18,759,078)	(8,323,924)
Derivative and warrant fair value adjustments	106,265	(7,284,256)	277,715	(8,197,356)
Total other income (expense), net	(402,188)	(11,439,970)	(18,341,398)	(16,521,012)
Net loss	(9,673,012)	(19,236,614)	(43,450,124)	(37,364,359)
Other comprehensive loss	—	—	—	—
Comprehensive loss	$(9,673,012)	$(19,236,614)	$(43,450,124)	$(37,364,359)
Net loss per common share:
Basic	$(0.83)	$(34.91)	$(10.16)	$(68.54)
Diluted	(0.84)	(34.91)	(10.27)	(68.54)
Weighted average common shares outstanding:
Basic	11,606,489	551,097	4,277,554	545,132
Diluted	11,464,459	551,097	4,229,691	545,132

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Preferred Stock												Common Stock				Additional
	Series A		Series A-1		Series B		Series C		Series C-1		Series D		Voting		Class B Nonvoting		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2017	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	—	$—	549,952	$550	19,645	$20	$79,677,540	$(113,413,311)	$(33,692,236)
Cumulative adjustment - adoption of ASC 606	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(504,727)	(504,727)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	51,543	52	—	—	152,352	—	152,404
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	341,314	—	341,314
Issuance of Series D preferred stock, net	—	—	—	—	—	—	—	—	—	—	91,147,482	91,147	—	—	—	—	53,893,361	—	53,984,508
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,508,187)	(27,508,187)
Balance as of March 31, 2018	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	91,147,482	$91,147	601,495	$602	19,645	$20	$134,064,567	$(141,426,225)	$(7,226,924)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	26,635	26	—	—	62,378	—	62,404
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	519,835	—	519,835
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,268,924)	(6,268,924)
Balance as of June 30, 2018	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	91,147,482	$91,147	628,130	$628	19,645	$20	$134,646,780	$(147,695,149)	$(12,913,609)
Initial public offering	—	—	—	—	—	—	—	—	—	—	—	—	4,833,099	4,833	—	—	53,159,256	—	53,164,089
Automatic conversion preferred stock and Class B common stock	(1,974,430)	(1,974)	(1,834,862)	(1,835)	(4,496,908)	(4,497)	(17,102,578)	(17,103)	(17,556,178)	(17,556)	(91,147,482)	(91,147)	9,967,852	9,968	(19,645)	(20)	124,164	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	28,314	28	—	—	71,810	—	71,838
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	20,891	21	—	—	331	—	352
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	864,352	—	864,352
Reclassification of warrant liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,185,144	—	2,185,144
IPO financing costs	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(5,843,618)	—	(5,843,618)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,673,012)	(9,673,012)
Balance as of September 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	15,478,286	$15,478	—	$—	$185,208,219	$(157,368,161)	$27,855,536

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

																		Related Party
	Preferred Stock												Common Stock				Additional	Note Receivable
	Series A		Series A-1		Series B		Series C		Series C-1		Series D		Voting		Class B Nonvoting		Paid-In	from	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shareholder	Deficit	Equity (Deficit)
Balance as of December 31, 2016	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	—	$—	533,593	$534	19,645	$20	$66,025,349	$(55,000)	$(84,259,071)	$(18,245,203)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	1,190	1	—	—	5,432	—	—	5,433
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	127,199	—	—	127,199
Beneficial conversion feature on Convertible Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,956,166	—	—	2,956,166
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,836,746)	(9,836,746)
Balance as of March 31, 2017	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	—	$—	534,783	$535	19,645	$20	$69,114,146	$(55,000)	$(94,095,817)	$(24,993,151)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	11,261	11	—	—	72,641	—	—	72,652
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	86,153	—	—	86,153
Repayment of note to related party shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	55,000	—	55,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,290,999)	(8,290,999)
Balance as of June 30, 2017	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	—	$—	546,044	$546	19,645	$20	$69,272,940	$—	$(102,386,816)	$(33,070,345)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	320	1	—	—	1,509	—	—	1,510
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	1,188	1	—	—	9,999	—	—	10,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	218,661	—	—	218,661
Beneficial conversion feature on Convertible Notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,935,246	—	—	4,935,246
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,236,614)	(19,236,614)
Balance as of September 30, 2017	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	—	$—	547,552	$548	19,645	$20	$74,438,355	$—	$(121,623,430)	$(47,141,542)

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(43,450,124)	$(37,364,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,725,501	432,013
Depreciation	1,135,550	674,243
Amortization of discount on long-term debt and convertible notes	17,550,541	6,232,841
Non-cash interest expense	339,504	1,832,323
Derivative fair value adjustment	—	6,613,369
Warrant fair value adjustment	(277,715)	1,583,987
Non-cash rent (income) expense	(154,395)	673,578
Lease incentive	—	1,094,358
Changes in operating assets and liabilities:
Accounts receivable	1,540,253	(233,518)
Prepaid expenses and other current assets	(88,979)	(10,336)
Other non-current assets	2,270,929	1,176,134
Accounts payable	(1,711,787)	(46,647)
Accrued expenses	(1,000,939)	558,461
Accrued compensation	(85,633)	(517,448)
Deferred revenue	(1,294,682)	(2,327,427)
Net cash used in operating activities	(23,501,976)	(19,628,428)
Investing activities
Purchases of property, plant and equipment	(769,870)	(1,249,952)
Net cash used in investing activities	(769,870)	(1,249,952)
Financing activities
Principal payments on capital lease obligations	(480,940)	(274,617)
Proceeds from issuance of convertible notes	—	21,796,168
Proceeds from issuance of long-term debt	—	4,000,000
Refund of principal payments on long-term debt	588,889	—
Principal payments on long-term debt	(2,433,680)	(200,000)
Payments for debt issuance costs	(392,000)	(460,892)
Proceeds from issuance of Series D preferred stock, net of issuance costs	25,106,896	—
Proceeds from initial public offering, net of underwriting fees and commissions	47,320,584	—
Payments for deferred offering costs	(1,628,090)	(76,129)
Proceeds from exercise of stock options and warrants	286,998	144,595
Net cash provided by financing activities	68,368,657	24,929,125
Net increase in cash	44,096,811	4,050,745
Cash, beginning of period	3,418,979	1,438,712
Cash, end of period	$47,515,790	$5,489,457
Supplemental disclosure of cash flow information
Cash paid for interest	$869,033	$183,761
Purchase of equipment with capital leases	$456,517	$182,151
Changes in purchases of equipment in accounts payable	$145,473	$999,796
Purchase of build-to-suit asset with deferred financing obligation	$272,656	$973,585
Reclassification of deferred financing obligation to long-term debt	$277,009	$—
Reclassification of financing costs on deferred financing obligation to discount on long-term debt	$1,614,466	$—
Conversion of accrued interest to long-term debt	$106,558	$92,504
Recording of warrant liabilities with corresponding discount on convertible notes	$—	$4,474,122
Recording of derivative liabilities with corresponding discount on convertible notes	$—	$9,872,990
Conversion of convertible notes and accrued interest into Series D preferred stock	$28,877,498	$—
Recording of discount on convertible notes as paid-in capital for beneficial conversion feature	$—	$7,891,412
Debt issuance costs incurred but not paid	$—	$75,000
Deferred offering costs incurred but not paid	$340,069	$1,090,384
Exercise of stock options through exchange of vested stock options	$162,156	$—
Issuance of convertible note for debt issuance costs	$—	$442,356

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2018. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, which are included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-225960).

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU 2014-09”), Revenue from Contracts with Customers (“Topic 606”) on January 1, 2018. There have been no other material changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, as compared to the significant accounting policies disclosed in Note 2 of the financial statements for the years ended December 31, 2017 and 2016.

Reverse Stock Split

On July 12, 2018 and July 19, 2018, the Company’s Board of Directors and stockholders, respectively, approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 1-for-16.8273325471348 reverse stock split of the Company’s issued and outstanding shares of common stock and convertible preferred stock. The reverse stock split was effective on July 19, 2018. The par value of the common and redeemable convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding share and per share amounts included in the accompanying financial statements have been adjusted to reflect this reverse stock split for all periods presented.

Variable Interest Entities

The Company identifies entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). The Company performs an initial and ongoing evaluation of the entities with which the Company has variable interests to determine if any of these entities are VIEs. If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE and the entity must be consolidated. As of September 30, 2018 and December 31, 2017, the Company determined that Envisia Therapeutics Inc. (“Envisia”) was a variable interest entity (“VIE”), although the Company does not consolidate it as the Company is not the primary beneficiary for Envisia. Envisia is accounted for under the equity method. There have been no activities between Envisia and the Company in 2018.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company closed its initial public offering (“IPO”) in July and August 2018 resulting in total net proceeds of $49.4 million, after underwriting discounts but prior to payment of other offering expenses.

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

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this matter include continuing attempts to obtain additional financing to sustain its operations. However, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company, and the failure of the Company to obtain sufficient funds on acceptable terms, when needed, could have a material adverse effect on the Company’s business, results of operations and financial condition. If sufficient financings are not obtained, this may necessitate other actions by the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash to the extent of amounts recorded on the Balance Sheet. With regards to cash, 100% of the Company’s cash is held on deposit with Pacific Western Bank. With regards to revenues and accounts receivable, GlaxoSmithKline plc (“GSK” and “GSK Inhaled”) accounted for 0% and 84% of the Company’s revenues for the three months ended September 30, 2018 and 2017, respectively, 20% and 81% of the Company’s revenues for the nine months ended September 30, 2018 and 2017, respectively, and $0 or 0% and $1.1 million or 69% of the Company’s accounts receivable as of September 30, 2018 and December 31, 2017, respectively.

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

Stockholders’ equity (deficit)
Accumulated deficit	(113,413,311)	(504,727)	(113,918,038)

In accordance with the new revenue standard requirements, the impact of adoption on the Statement of Operations and Comprehensive Loss and Balance Sheet was as follows:

	For the Three Months Ended September 30, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher/(Lower)
Statement of Operations and Comprehensive Loss:
Revenues	$169,730	$919,730	$(750,000)

Costs and expenses
Cost of sales	—	75,000	(75,000)

Net loss	(9,673,012)	(8,998,012)	675,000

	For the Nine Months Ended September 30, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher/(Lower)
Statement of Operations and Comprehensive Loss:
Revenues	$2,138,579	$4,118,228	$(1,979,649)

Costs and expenses
Cost of sales	121,391	319,356	(197,965)

Net loss	(43,450,124)	(41,668,440)	1,781,684

	September 30, 2018
		Balances
		Without
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher/(Lower)
Balance Sheet:
Assets
Prepaid expenses and other current assets	$240,883	$540,883	$(300,000)
Prepaid expenses and other assets	1,160,839	631,980	528,859

Liabilities
Current portion of deferred revenue	326,700	3,326,700	(3,000,000)
Long-term deferred revenue	8,071,921	2,783,334	5,288,587

Stockholders’ equity (deficit)
Accumulated deficit	(157,368,161)	(155,308,433)	2,059,728

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

In the fourth quarter of 2018, the Company determined that it will change the way it manages and operates the reporting entity and is in the process of modifying the Company’s information system to produce financial information to support the new structure. The changes will require the Company to revise its segment reporting. It is anticipated that the modification to the system will be completed in the fourth quarter of 2018, at which point management will reorganize its operations and reporting structure and begin to manage its operations under its new segment structure.

The segment data is reflected below for three and nine months ended September 30, 2018 and 2017, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Pharmaceutical Products	$—	$—	$—	$—
Partnering and Licensing	169,730	1,820,848	2,138,579	5,442,020
Total	169,730	1,820,848	2,138,579	5,442,020
Operating (loss) income:
Pharmaceutical Products	(5,481,289)	(3,832,268)	(14,427,982)	(10,058,345)
Partnering and Licensing	57,399	564,841	1,342,359	1,637,588
Corporate / Operations	(3,846,934)	(4,529,217)	(12,023,103)	(12,422,590)
Total	(9,270,824)	(7,796,644)	(25,108,726)	(20,843,347)
Interest income	128,120	—	139,965	268
Interest expense	(636,573)	(4,155,714)	(18,759,078)	(8,323,924)
Derivative and warrant fair value adjustments	106,265	(7,284,256)	277,715	(8,197,356)
Net loss	$(9,673,012)	$(19,236,614)	$(43,450,124)	$(37,364,359)

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

Diluted net loss per share is computed using the more dilutive of (a) the two‑class method or (b) the if‑converted method. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive. Diluted net loss per share is equivalent to basic net loss per share for all years presented herein because common stock equivalent shares from unexercised stock options, outstanding warrants, preferred stock and common shares expected to be issued under the Company’s employee stock purchase plan were anti‑dilutive. Due to their dilutive effect, the calculation of diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 does not include the following common stock equivalent shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Preferred Stock	—	4,172,437	—	4,172,437
Stock Options	1,642,004	673,684	1,642,004	673,684
Warrants	198,870	235,805	198,870	235,805
Total	1,840,874	5,081,926	1,840,874	5,081,926

For the three and nine months ended September 30, 2018 the only reconciling item between basic and diluted net loss per share is the impact of the common stock warrants that are included in the calculation of basic net loss per share since their exercise price is de  minimis, but excluded from the calculation of diluted net loss per share since the impact of such warrants is antidilutive. For all other periods presented, there were no reconciling items between basic and diluted net loss per share.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, and accounts payable at September 30, 2018 and December 31, 2017 approximated fair value due to the short maturity of these instruments.

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

The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of September 30, 2018 and December 31, 2017:

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets	Inputs	Unobservable	Carrying
September 30, 2018	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Pacific Western Bank Tranche I note	$—	$2,136,320	$—	$2,126,422
Pacific Western Bank Tranche II note	—	2,536,270	—	2,538,047
Pacific Western Bank Tranche III note	—	3,381,693	—	3,384,063
CSC build-to-suit equipment financing	—	1,406,093	—	1,206,932
UNC Promissory Note	—	1,764,243	—	1,764,243
Total	$—	$11,224,619	$—	$11,019,707

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets	Inputs	Unobservable	Carrying
December 31, 2017	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Pacific Western Bank Tranche I note	$—	$2,512,301	$—	$2,488,572
Pacific Western Bank Tranche II note	—	2,845,194	—	2,820,382
Pacific Western Bank Tranche III note	—	3,793,644	—	3,760,509
UNC Promissory Note	—	2,257,684	—	2,257,684
Convertible notes	—	—	28,702,268	9,837,984
Warrant liabilities	—	—	2,462,859	2,462,859
Total	$—	$11,408,823	$31,165,127	$23,627,990

The fair value of debt was measured as the present value of the respective future cash outflows discounted at a current interest rate as of the year‑end date, taking into account the remaining term of liabilities.

Warrant Liabilities

The Company has classified warrants to purchase shares of preferred stock as a liability on its Balance Sheets as these warrants were free-standing financial instruments that will require the Company to issue convertible securities upon exercise. The warrants were initially recorded at fair value on date of grant, and were subsequently remeasured to fair value at each reporting period. Changes in fair value of the warrants are recognized as a component of other income (expense) in the Statements of Operations and Comprehensive Loss. In conjunction with the Company’s IPO, the warrants were converted to warrants for common stock. Following that conversion, these warrants no longer meet the criteria to be presented as a liability and have been reclassified to additional paid-in capital. The Company will no longer include the warrants as liabilities or recognize changes in their fair value on the Statements of Operations and Comprehensive Loss.

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

Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying instrument are accounted for and valued as a separate financial instrument. In conjunction with the Company’s convertible notes (see Note 10), embedded derivatives exist associated with the future consummation of a qualified financing event, as defined in the notes, and a subsequent discounted conversion of the instrument to capital stock. The embedded derivatives were bifurcated and classified as derivative liabilities on the Balance Sheets and separately adjusted to their fair values at the end of each reporting period. Changes in fair values of the derivative liabilities are recognized as a component of other income (expense) in the Statements of Operations and Comprehensive Loss. These embedded derivatives were eliminated upon conversion of the underlying convertible notes into Series D preferred stock, $0.001 par value per share (“Series D”) (see Note 3).

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs were recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. As of December 31, 2017, the Company recorded deferred offering costs relating to its IPO of $125,000, which is included in Prepaid Expenses and Other Assets in the accompanying Balance Sheets.

Income Taxes

The Company did not record a federal or state income tax benefit for the three and nine months ended September 30, 2018 and 2017, as a result of the establishment of a full valuation allowance being required against the Company’s net deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The TCJA also limits interest expense deductions to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The TCJA permits disallowed interest expense to be carried forward for five years. The Company has calculated its best estimate of the impact of the TCJA in its income tax provision in accordance with its understanding of the TCJA and guidance available. Using the guidance issued by the SEC staff in Staff Accounting Bulletin No. 118, the Company completed the accounting for the TCJA with the filing of the 2017 U.S. federal income tax return, which had no material impact. The legislative changes effective for the tax year 2018 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016‑01, Financial Instruments — Overall (Subtopic 825‑10) — Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”). The provisions of ASU 2016‑01 make targeted improvements to enhance the reporting model for financial instruments to provide users of financial statements with more useful information, including certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance was effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2017, and will be effective for the Company for the year ending December 31, 2018. The Company adopted this standard effective January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (“ASU 2016‑02”). The provisions of ASU 2016‑02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases. ASU 2016‑02 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2018, and will be effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820) (“ASU 2018‑13”). The provisions of ASU 2018‑13 set out modifications to the disclosure requirements regarding fair value measurements. The modifications removed certain disclosure requirements regarding transfers between levels of the fair value hierarchy and valuation processes for Level 3 fair value measurements. In addition, the modifications added requirements to disclose changes in unrealized gains and losses for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2019, and will be effective for the Company for the year ending December 31, 2020. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

3. Common and Preferred Stock

Authorized Capital

As of September 30, 2018, in conjunction with the IPO and the reverse stock split, the authorized capital of the Company was decreased to consist of 50,000,000 shares of capital stock, $0.001 par value per share, of which 40,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

As of September 30, 2018 the Company had reserved a total of 1,004,297 shares of common stock for issuance under the Liquidia Technologies, Inc. Stock Option Plan, as amended (the “2004 Plan”), 1,355,610 shares of common stock for issuance under the Liquidia Technologies, Inc. 2016 Equity Incentive Plan, as amended (the “2016 Plan”), and 1,600,000 shares of common stock for issuance under the Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”).

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

In February 2018, the Company received proceeds of $25.6 million in exchange for the corresponding sale of Series D and related rights offering to new and existing investors. The applicable issue price per share for the Series D was $0.59808, subject to adjustment as provided in the certificate of incorporation. In addition, all outstanding convertible notes, plus accrued interest, totaling $28.9 million were converted into Series D at the same price per share without a discount. Outstanding warrants to purchase shares of Series C-1 preferred stock, $0.001 par value per share (“Series C-1”), were converted to warrants to purchase the equivalent number of shares of Series D. All references herein to these warrants refer to them as warrants to purchase Series D. In total, 91,147,482 shares of Series D were issued. Each share of Series D was voting and was convertible at any time into a share of common stock with such conversion ratio subject to future adjustment. Conversion was automatic upon a qualified financing, as defined in the certificate of incorporation. Each series of preferred stock had anti‑dilution protection in the event of a dilutive issuance, as defined in the certificate of incorporation. The Series D bore an 8% per annum noncumulative dividend ($0.0478 per share of Series D) when and if declared. The Series D had a liquidation preference equal to the aggregate of the proceeds and the note conversions, or $54.5 million plus accrued but unpaid dividends, after which holders of Series D participate with all other stockholders in the remainder of liquidation proceeds on an as converted basis. The Series D was senior to all other series of preferred stock.

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

The Class B non-voting common stock, $0.001 par value per share, was converted into shares of voting common stock in conjunction with the Company’s IPO.

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

Upon closing of the Series D financing, the Company had warrants outstanding to purchase 3,698,128 shares of Series D. In conjunction with the IPO, these warrants were automatically converted into warrants to purchase 219,761 shares of common stock. During the three months ended September 30, 2018, 20,891 warrants were exercised resulting in 198,870 warrants outstanding as of September 30, 2018. The exercise price of these warrants is $0.0168 per share.

As of December 31, 2017, there were outstanding warrants for 123,215 shares of Series B that were convertible into warrants for 14,663 shares of common stock at the same time as all outstanding shares of Series B were converted to common stock. These Series B warrants had an exercise price of $3.56 per share and expired on March 28, 2018.

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

On July 19, 2018, in conjunction with the Company’s IPO, the stockholders approved the 2018 Plan. A total of 1,600,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2018 Plan. This reserve will automatically increase on January 1, 2019 and each subsequent anniversary through 2028, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors. In addition to stock options, the 2018 Plan provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards. The 2018 Plan provides for accelerated vesting under certain change of control transactions.

Determining the appropriate fair value model and the related assumptions requires judgment. The fair value of each option grant is estimated using a Black‑Scholes option pricing model. The following table summarizes the assumptions used for estimating the fair value of stock options granted during:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
Expected dividend yield	—%		—%		—%		—%
Risk-free interest rate	2.91% - 3.01%		1.81%		2.67% - 3.01%		1.34% - 1.92%
Volatility	79%		78%		78% - 79%		77% - 78%
Expected life	6.25	years	6.25	years	6.25	years	6.25	years
Weighted-average fair value per share	$8.33		$4.53		$8.33		$4.53

The following table summarizes stock option activity under the 2004 Plan, the 2016 Plan, and the 2018 Plan:

			Weighted
	Shares		Average
	Available	Options	Exercise
	for Issuance	Outstanding	Price
Balance at December 31, 2017	31,192	667,592	$4.56
Shares reserved for future issuance	2,579,446	—
Options granted	(1,196,023)	1,196,023	$9.82
RSU's granted	(185,768)	—	$10.19
Exercised	—	(106,155)	$4.30
Cancelled/expired from 2004 Plan	—	(70,477)	$7.37
Cancelled/expired from 2016 Plan	—	(44,979)	$9.26
Balance at September 30, 2018	1,228,847	1,642,004	$8.33

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2018:

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
	of	Life	Exercise
	Options	(In Years)	Price
Outstanding and expected to vest	1,461,885	9.02	$8.28
Vested and exercisable	394,713	6.37	$4.41

The weighted‑average grant date price per share was $9.82 and $20.36 per share for the shares issued during the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, 106,155 stock options were exercised for the purchase of common stock for total cash proceeds of $286,646. The intrinsic value for the options exercised was $1,156,152.

As of September 30, 2018, the intrinsic value of options outstanding and exercisable was $31,178,309. The weighted average remaining contractual term of options outstanding and exercisable is 9.02 years as of September 30, 2018.

During the nine months ended September 30, 2018 and 2017, stock based compensation expense for employee stock option awards totaled $1,725,501 and $432,013, respectively. As of September 30, 2018, there was $7,567,560 of total unrecognized compensation cost related to non-vested stock option grants, which is expected to be recognized over a weighted average period of 2.0 years.

In March 2018, the Board of Directors approved a grant of 127,576 non-performance based restricted stock units (“RSUs”) under the 2016 Plan. The weighted average fair value of such RSUs was $9.31 per share for the nine months ended September 30, 2018. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs vest over a four-year period similar to stock options. RSUs can only be settled in shares of the Company’s common stock. RSUs are valued at the date of grant and recognized in compensation expense over the vesting period.

In connection with the IPO, on July 25, 2018, the Compensation Committee of the Board of Directors approved, under the 2018 Plan, the grants of an aggregate of 310,432 stock options with an exercise price of $11.00 per share and 41,084 RSUs.

5. License Agreements

Liquidia performs research under a license agreement with The University of North Carolina at Chapel Hill (“UNC”) as amended (the “UNC Letter Agreement”). As part of the UNC Letter Agreement, Liquidia holds an exclusive license to certain research and development technologies and processes in various stages of patent pursuit, for use in its research and development and commercial activities, with a term until the expiration date of the last to expire patent subject to the UNC Letter Agreement, subject to industry standard contractual compliance. Under the UNC Letter Agreement, Liquidia is obligated to pay UNC royalties equal to a low single‑digit percentage of all net sales of Liquidia drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC Letter Agreement. Liquidia may grant sublicenses of UNC licensed intellectual property in return for specified payments based on a percentage of any fee, royalty or other consideration received.

6. Revenue From Contracts With Customers

The Company derives revenues primarily from licensing its proprietary PRINT technology and from performing research and development services. Revenues are recognized as services are performed in an amount that reflects the consideration we expect to be entitled to in exchange for those services and technology.

In September 2015, GSK Inhaled exercised the option to permanently license the technology for a non‑refundable payment to the Company of $15.0 million. Pursuant to the license provisions of the collaboration agreement, GSK Inhaled is potentially required to pay Liquidia for certain milestones reached in addition to tiered royalties on the worldwide sales of the licensed products at percentages ranging from the mid‑single digits to low-single digits depending on the total number of products developed and other royalty step-down events with a fixed low-single digit royalty floor. On July 20, 2018, GSK notified the Company of its plans to discontinue development of the inhaled antiviral for viral exacerbations in chronic obstructive pulmonary disease under the GSK Inhaled collaboration agreement after completion of the related Phase 1 clinical trial. The result of this change will likely be a delay in resumption of research services from when previously estimated. Therefore, there was no impact on the financial statements for the nine months ended September 30, 2018.

In June 2016, the Company entered into a development and license agreement with G&W Laboratories (“G&W”) to develop multiple products for topical delivery in dermatology using the Company’s PRINT technology (the “G&W Agreement”). The first non-refundable up-front fee of $1.0 million was received in June 2016. Research and development services commenced in July 2016 on the first program pursuant to this agreement. In April 2018, the Company and G&W mutually agreed to terminate the G&W Agreement. As a result, during the second quarter of 2018, the remaining unamortized balances in the related deferred revenue and deferred sublicense payments of $0.9 million and $0.1 million, respectively, were fully recorded as Revenues and Cost of Sales, respectively, in the accompanying Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2018.

The Company’s research, development and licensing agreements provide for multiple promised goods and services to be satisfied by the Company and include a license to the Company’s technology in a particular field of study, participation in collaboration committees, performance of certain research and development services and obligations for certain manufacturing services. The transaction price for these contracts includes non-refundable fees and fees for research and development services. Non-refundable up-front fees which may include, for example, an initial payment upon effectiveness of the contractual relationship or payment to secure a right for a future license, are recorded as deferred revenue and recognized into revenue over time as the Company provides the research services under the contract required to advance the products to the point where the Company is able to transfer control of the licensed technology to the customer (‘‘Technology Transfer’’). The contract consideration may also include additional non-refundable payments due to the Company based on the achievement of research, development, regulatory or commercialization milestone events. In agreements involving multiple goods or services promised to be transferred to customers, the Company must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is "distinct"), or whether such promises should be combined as a single performance obligation. As these goods and services are considered to be highly interrelated, they were considered to represent a single, combined performance obligation. The Company includes an estimate of the probable amount of milestone payments to which it will be entitled in the transaction price. The estimate requires evaluation of factors which are outside of the Company’s control and significantly limit the Company’s ability to achieve the remaining milestone payments. Therefore, the Company has not included any future milestone payments in the transaction price allocated to research, development and licensing agreements as of September 30, 2018. The Company revises the transaction price to include milestone payments once the specific milestone achievement is not considered to be subject to a significant reversal of revenue. At that time, the estimated transaction price is adjusted and a cumulative catch-up adjustment is recorded to adjust the amount of revenue to be recognized from the license inception to the date the milestone was deemed probable of achievement. The milestone is included with other non-refundable up-front fees and recognized into revenue over time as the Company continues to provide services under the contract prior to the Company’s Technology Transfer. The amount of revenue recognized is based on the proportion of total research services performed to date to the expected services to be provided until Technology Transfer is expected to occur.

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

The following tables represent a disaggregation of revenue by each significant research, development and licensing agreement and payment type for the three and nine months ended September 30, 2018 and 2017:

	Revenue for the Three Months Ended
	September 30, 2018 From
	Non-Refundable Payments		Research and
		Up-front	Development
Under Topic 606	Milestones	Payments	Services	Total
GSK Inhaled	$—	$—	$—	$—
Other	—	—	169,730	169,730
Total	$—	$—	$169,730	$169,730

	Revenue for the Three Months Ended
	September 30, 2017 From
	Non-Refundable Payments		Research and
		Up-front	Development
Under Topic 605	Milestones	Payments	Services	Total
GSK Inhaled	$—	$750,000	$775,618	$1,525,618
Gates Foundation	—	36,408	—	36,408
Other	—	49,396	209,426	258,822
Total	$—	$835,804	$985,044	$1,820,848

	Revenue for the Nine Months Ended
	September 30, 2018 From
	Non-Refundable Payments		Research and
		Up-front	Development
Under Topic 606	Milestones	Payments	Services	Total
GSK Inhaled	$45,058	$225,293	$168,000	$438,351
Other	—	943,419	756,809	1,700,228
Total	$45,058	$1,168,712	$924,809	$2,138,579

	Revenue for the Nine Months Ended
	September 30, 2017 From
	Non-Refundable Payments		Research and
		Up-front	Development
Under Topic 605	Milestones	Payments	Services	Total
GSK Inhaled	$—	$2,250,000	$2,160,577	$4,410,577
Gates Foundation	—	109,223	—	109,223
Other	—	148,203	774,017	922,220
Total	$—	$2,507,426	$2,934,594	$5,442,020

Transaction Price Allocated to the Remaining Performance Obligations

In December 2017, the Company was made aware of delays and reduced requirements and budget for support for its GSK and G&W Laboratories collaborators and revised its estimate of the remaining estimated period of the performance obligations. As a result, approximately $3.0 million of deferred revenue previously considered current was reclassified to long-term deferred revenue as it was not expected to be recognized within 12 months. As of September 30, 2018, approximately $8.0 million of revenue is expected to be recognized from remaining performance obligations for non-refundable payments. The Company expects to recognize revenue on approximately 0%, 3% and 11% of these remaining performance obligations in 2019, 2020 and 2021 respectively, with the balance recognized thereafter. Revenue from remaining performance obligations for research and development services as of September 30, 2018 was not material.

Deferred Sublicense Payments

Sublicense payments to UNC are considered direct and incremental fulfillment costs of the Company’s research, development and licensing agreements as the PRINT technology resources used by the Company are continually researched by UNC. These costs are deferred and then amortized into Cost of Sales over the same estimated period of benefit as the period of the underlying revenue recognition. As of September 30, 2018, the balances of these unamortized payments included in current and long-term prepaid expenses and other assets was $0 and $807,192, respectively. As of December 31, 2017, the balances of these unamortized payments under ASC 605 included in current and long-term prepaid expenses and other assets was $319,758 and $552,730, respectively.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Lab and build-to-suit equipment	$6,103,074	$3,847,546
Grant equipment	1,143,701	1,143,701
Office equipment	123,655	123,655
Furniture and fixtures	205,051	205,051
Computer equipment	709,266	677,569
Leasehold improvements	8,757,291	7,218,687
Construction-in-progress	128,061	2,830,407
Total property, plant and equipment	17,170,099	16,046,616
Accumulated depreciation	(8,939,154)	(7,803,604)
Property, plant and equipment, net	$8,230,945	$8,243,012

The Company recorded depreciation expense of $409,617 and $226,647 for the three months ended September 30, 2018 and 2017, respectively, and $1,135,550 and $674,243 for the nine months ended September 30, 2018 and 2017, respectively.

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

In accordance with ASC 840, Leases, for build‑to‑suit arrangements where the Company is involved in the fabrication of an asset prior to the commencement of the ultimate financing or takes some level of construction risk, the Company is considered the accounting owner of the assets during the fabrication period. Accordingly, during the fabrication phase, the Company recorded a construction-in-progress asset within Property, Plant and Equipment and a corresponding deferred financing obligation liability for contributions by CSC toward fabrication. Upon completion of the fabrication in March 2018, since the Company maintained substantially all of the risk and rewards of ownership of the asset, the Company recorded the transaction as a financing, continuing to record the asset and reclassifying the deferred financing obligation to debt. As of September 30, 2018, the net book value of the build-to-suit asset was $1,479,927 and $1,206,932 was also recorded as long-term debt (see Note 10). As of December 31, 2017, $1,341,810 was recorded in construction-in-progress with an equal deferred financing obligation.

8. Related‑Party Transactions

Envisia

For shared services provided by Liquidia to Envisia, Liquidia recorded $0 and $2,080, respectively, for sharing of patent costs as a reduction of Research and Development Expenses in the accompanying Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2018 and 2017, respectively.

CEO Loan

In September 2016, the Company’s Chief Executive Officer entered into a loan agreement with the Company to finance the exercise of stock options to purchase 29,713 shares of common stock for $94,271. Interest accrued at 1.00% per annum. This loan receivable was recorded in the Company’s 2016 Balance Sheet at that date as a $55,000 offset to stockholders’ equity (deficit). The note receivable was repaid in full in 2017.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations from leased facilities in Morrisville, North Carolina, the leases for which expire in 2026. The leases are for general office, laboratory, research and development and light manufacturing space. The lease agreements require the Company to pay property taxes, insurance, common area expenses and maintenance costs.

In November 2014 and November 2015, the Company executed the first and second extension period clauses, respectively, resulting in additional months to the lease for the related premises extending until October 2022. As part of these extensions, the Company received tenant allowances of $228,973 and $392,020, respectively, for expansion of laboratory and office space.

In January 2017, the Company signed a second extension to the lease of its primary building for an additional 48 months and expiring October 31, 2026. A tenant allowance of approximately $2,000,000 was also made available for use to help fund the expansion and build out of the primary building. This allowance was fully utilized as of September 30, 2018.

These allowance amounts were recorded as a long‑term deferred rent liability and amortized as a reduction in rent expense over the remaining term of the lease. The balance of all unamortized deferred rent and allowances totaled $2,726,785 and $2,881,180 as of September 30, 2018 and December 31, 2017, respectively.

In October 2018, the Company signed a non-binding letter of intent to expand the lease of its primary building by 8,264 additional square footage expiring October 31, 2026 in exchange for terminating the Company’s other lease with the same landlord for 4,400 noncontiguous square feet. A tenant allowance of approximately $1.0 million was also made available for use to help fund the build out related to the expansion of the primary building lease. The incremental rent over the terminated lease for the first 12 months of this lease expansion amounts to $0.1 million, subject to lease escalation in subsequent periods.

The Company also leases copier equipment under an operating lease, which expires in 2019.

Capital Leases

The Company leases specialized lab equipment under leases classified as capital leases. The related capitalized assets are amortized on a straight‑line basis over the estimated useful life of the asset. The interest rates related to these lease obligations range from 0.2% to 12.2%.

Other

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. As future contingent consideration under the agreement, the Company agreed to pay $400,000 related to the timing of the Company’s first Phase 3 clinical trial which commenced site initiation in December 2017. The consideration of $400,000 is comprised of initial consideration of $20,000 paid in 2017, $80,000 to be paid upon first dosing of the first patient in the Phase 3 clinical trial, and $300,000 due no later than December 31, 2018. In addition, the Company also agreed to pay future contingent royalties on net sales totaling no more than $1,500,000. As of September 30, 2018 and December 31, 2017, $300,000 and $380,000 was recorded as Current Liabilities in the accompanying Balance Sheets, respectively.

In December 2017, GSK Inhaled made the Company aware of its modified plans under the GSK Inhaled Collaboration and Option Agreement, and the reduced requirement and budget for Liquidia support, commensurate with its research and development plans related to PRINT effective March 31, 2018. As a result, in December 2017, the Company committed to a plan to reduce its workforce which was communicated to the workforce and completed the plan in January 2018. The total employee severance expense resulting from this plan is $404,407, which was recorded in March to Research and Development Expense in the accompanying Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2018. No further employee severance expense is planned related to this matter.

10. Long‑Term Debt

Long‑term debt consisted of the following as of:

		September 30,	December 31,
	Maturity Date	2018	2017
Pacific Western Bank Tranche I note	December 8, 2019	$2,126,422	$2,488,572
Pacific Western Bank Tranche II note	October 10, 2020	2,538,047	2,820,382
Pacific Western Bank Tranche III note	October 10, 2020	3,384,063	3,760,509
UNC Promissory Note	December 31, 2018	1,764,243	2,257,684
Convertible notes, net of discounts	December 31, 2018	—	9,837,984
CSC build-to-suit equipment financing, net of discount	February 28, 2021	1,206,932	—
Less current portion		(293,274)	(15,608,349)
Long-term debt, less current portion		$10,726,433	$5,556,782

Pacific Western Bank

In January 2016 and October 2016, the Company entered into a Loan and Security Agreement (“LSA”) and an amendment, respectively, with Pacific Western Bank (“Pacific Western”). The LSA provided that the Company may borrow up to $10.0 million three tranches of a term loan (“Term Loan”) to supplement working capital and finance facility expansion and capital equipment purchases. The Term Loan was collateralized by a lien on all assets of the Company that are not otherwise encumbered, including a negative pledge on intellectual property prohibiting its sale without Pacific Western’s consent. Amounts borrowed under the Term Loan could be repaid at any time without penalty or premium. The Term Loan was interest‑only through July 6, 2017, followed by an amortization period of 30 months of equal monthly payments of principal plus interest, beginning on August 6, 2017 and continuing on the same day of each month thereafter until paid in full. Any amounts borrowed under the Term Loan bore interest at 3.75% during the initial 18‑month interest‑only period. Following the interest‑only period, the interest rate increased to 5.00%, which was to be fixed for the duration of the Term Loan. Subsequent to the Company closing its IPO, on August 6, 2018 the Company paid Pacific Western a liquidity event success fee of $400,000, which was recorded as Interest Expense in the accompanying Statement of Operations and Comprehensive Loss.

In early 2017, the Company breached a covenant in the LSA with Pacific Western Bank by failing to set mutually agreeable financial or milestone covenants on or before January 30, 2017. On March 30, 2017, pursuant to a Fourth Amendment to the LSA entered into between the Company and Pacific Western, Pacific Western waived the breach of this covenant and the covenant remains in effect.

In October 2017, the Company breached a covenant in its LSA with Pacific Western by failing to maintain minimum levels of cash. On November 30, 2017, pursuant to the Eighth Amendment to the LSA, Pacific Western waived the breach of this covenant and amended the LSA to require the Company to maintain a cash balance of at least $2.5 million monitored daily, from November 30, 2017 until the Company receives at least $12.0 million from the issuance of equity instruments by December 31, 2017. The Company was in breach of this covenant as of December 31, 2017. In February 2018, Pacific Western waived the breach of this covenant as a result of the Company receiving equity financing in excess of the requirement.

On March 29, 2018, the Company and Pacific Western executed the Ninth Amendment to the LSA (the “Ninth Amendment”). With the Ninth Amendment, new covenants were enacted requiring the Company to (1) at all times maintain a balance of cash at Pacific Western of at least $8.0 million, an increase of $5.5 million from its prior cash balance covenant, and (2) not observe any materially adverse data from its LIQ861 Phase 3 study on or before December 31, 2018. Pursuant to this Ninth Amendment, the interest-only period for the Tranche I loan was amended to include the period from January 7, 2018 to July 6, 2018, and the interest-only period for the Tranche II and Tranche III loans was amended to include the period from January 13, 2018 to July 12, 2018. Prior to executing the amendment, the Company had made principal payments of $0.6 million inside of the defined interest-only period, which were subsequently refunded on the same day. All amendments to the Pacific Western LSA were accounted for as a modification.

On October 26, 2018, the Company and Pacific Western entered into an Amended and Restated Loan and Security Agreement (the “A&R LSA”) in which the Company received an initial tranche of $11.0 million to extinguish its existing debt of $8.0 million under the LSA, repay in full the $1.8 million in outstanding indebtedness under the UNC Promissory Note (as defined below) and for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provides for access to a second tranche of up to $5.0 million upon the full enrollment of the LIQ861 Phase 3 clinical trial, provided that we have not observed any materially adverse data through the two week endpoint. Both tranches require payments of interest-only through December 31, 2019, which interest-only period can be extended by six months if the Company closes on at least $40.0 million in new financing from either equity sales or licensing activities by October 31, 2019 (the “Financing Condition”). As the existing current debt was refinanced with long-term debt subsequent to the balance sheet date but prior to the issuance of this report on Form 10-Q, the Company moved the current portion of the existing long-term debt to long-term debt.

The A&R LSA carries a one-time success fee tiered by tranche totaling between $187,000 and $375,000 depending upon whether the Financing Condition is met, and a prepayment penalty of 1% to 2% for the first 24 months of the drawn tranche. The minimum cash covenant is $8.5 million, which can be reduced to $6 million in the event the Financing Condition is met and the Company has publicly disclosed its safety data analysis for LIQ861 with no materially adverse data observed. Pacific Western maintains a blanket lien on all assets excluding intellectual property, for which it has been provided a negative pledge. Pursuant to the A&R LSA, the Company is also obligated to comply with various other customary covenants, including, among other things, restrictions on its ability to dispose of assets, replace or suffer the departure of the CEO or CFO without delivering ten days’ prior written notification to Pacific Western, suffer a change on the Board of Directors which would result in the failure of at least one partner of either New Enterprise Associates or Canaan Partners or their respective affiliates to serve as a voting member in each case without having used best efforts to deliver at least 15 days’ prior written notification to Pacific Western, make acquisitions, be acquired, incur indebtedness, grant liens, make distributions to its stockholders, make investments, enter into certain transactions with affiliates or pay down subordinated debt, subject to specified exceptions.

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

UNC Promissory Note

In September 2012, the Company issued an unsecured promissory note with principal amount of $0.6 million as a sublicense fee to UNC, with principal and interest due in full on September 1, 2016, bearing an interest rate equal to the one‑year LIBOR plus 2%, compounding annually or the UNC Promissory Note. In June 2016, the Company (as licensee) negotiated modifications to its license agreement with UNC in exchange for an increase of $1.5 million to the note payable and extension of the maturity to December 31, 2017. As the Company had previously recorded a contingent liability of $1.5 million related to this license, the increase to the note payable was recorded as a reduction to the accrued expense balance at this time. In addition, the initial note of $0.6 million plus accrued interest were extended under the same terms. The combined note payable interest rate was increased by 1%. The balance of the promissory note at September 30, 2018 and December 31, 2017 was $1,764,243 and $2,257,684, respectively. In December 2017, the Company executed an amendment to the UNC Promissory Note that extended the maturity date of the promissory note from December 31, 2017 to June 30, 2018. All other terms and conditions of the Letter Agreement continue in force through the new maturity date. In June 2018, the Company executed an amendment to the UNC Promissory Note that extended the maturity date of the promissory note from June 30, 2018 to December 31, 2018 with the potential for acceleration depending on the proceeds of the IPO. All other terms and conditions of the Letter Agreement were to continue in force through the new maturity date. All such amendments to the UNC Promissory Note were accounted for as a modification. On August 2, 2018, the Company made a payment of $600,000 to UNC. The Company repaid the entire balance outstanding plus accrued interest pursuant to the closing of the A&R LSA with Pacific Western on October 26, 2018.

Convertible Notes

In January and February 2017, the Company issued an aggregate of $11.8 million in principal of convertible promissory notes (the “January and February Notes”). The January and February Notes were accompanied by warrants to purchase of up to 25% of the aggregate principal amounts of the notes, equal to 3,698,128 shares of Series D. The January and February Notes were scheduled to mature on December 31, 2018, as amended, and bore interest at eight percent (8%) per annum. Interest was earned daily and computed on the actual number of days elapsed until all the amounts under the notes had been paid in full. All unpaid principal and all accrued, but unpaid interest of each investor’s note was due and payable on demand at the request of the investor at any time after December 31, 2018. In addition, upon the consummation of an asset sale, acquisition, or IPO, as defined, the investors may have elected to accelerate the repayment of the note or convert into common stock or Series C‑1 based on various scenarios.

In July 2017, the Company entered into a series of unsecured convertible note agreements of $10.4 million in the aggregate (the “July Notes”). The July Notes bore interest at a rate of 8% per annum with a scheduled maturity date of December 31, 2018. In conjunction with this financing, the Company also entered into a commitment with an advisor in the form of a convertible note amounting to $0.4 million with terms similar to the related transaction. The July Notes were not accompanied by warrants. Principal plus accrued interest were convertible into either preferred or common stock at the time of a qualified financing, as defined in the July Notes, at a discount to the share price, depending on the type of financing similar to the January and February Notes.

In November 2017, the Company issued a series of unsecured subordinated convertible notes with an aggregate principal amount of $5.2 million to new and existing investors (the “November Notes”). The November Notes bore interest at a rate of 8% per annum with a scheduled maturity date of December 31, 2018. Principal plus accrued interest were convertible into either preferred or common stock at the time of a qualified financing, as defined in the November Notes, at a discount to the share price, depending on the type of financing. In conjunction with this financing, the Company also incurred fees of $0.4 million. The November Notes were not accompanied by warrants. Conversion discounts on these convertible notes were largely similar to the July Notes except that there was no discount upon mandatory conversion into a private financing round.

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

In February 2018, the Company received proceeds of $25.6 million in exchange for the corresponding sale of shares of Series D at a price per share of $0.59808. In addition, all outstanding convertible notes, plus accrued interest, totaling $28.9 million, were converted into Series D at the same price per share. The unamortized balances of the discounts on convertible notes of $17.6 million were then amortized to interest expense. Therefore, the balances of these notes at September 30, 2018 was $0. No gain or loss was recorded upon the conversion of the convertible notes.

Accounting for the Warrant Liabilities

The Company’s liability‑classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in derivative and warrant fair value adjustments in the Company’s Statements of Operations and Comprehensive Loss. The warrants, with a fair value of $4,474,122 at inception, were initially recorded as warrant liabilities on the Balance Sheets with a corresponding discount to the notes. The change in the estimated fair value of the warrant liabilities resulted in a fair value adjustment and is included in derivative and warrant fair value adjustments in the Statements of Operations and Comprehensive Loss. In conjunction with the IPO, the warrants automatically converted to warrants to purchase common stock. Therefore, upon IPO, the warrant liabilities were marked to fair market value and transferred to additional paid-in capital. Changes in the values of the warrant liabilities for the nine months ended September 30, 2018 and 2017 are summarized below:

	Nine Months Ended September 30,
	2018	2017
Fair value, beginning of period	$2,462,859	$—
Issuance of warrants	—	4,474,122
Change in fair value	(277,715)	1,583,987
Transfer to additional paid-in capital	(2,185,144)	—
Fair value, end of period	$—	$6,058,109

Assumptions Used in Determining Fair Value of Liability Classified Warrants

To estimate the fair value of the warrants, the Company used a combination of the Current Value Method, Option Pricing Method (“OPM”) and Black‑Scholes Option Pricing Model, in a Probability‑Weighted Expected Return Method (“PWERM”) context, or the Hybrid Method (“Hybrid Method”). The Company estimated the fair value of the most senior series of preferred stock and estimated the fair value of common stock in the various conversion scenarios. The Company used a Black‑Scholes option pricing model to estimate the fair value of the warrants using the life of the warrants, assuming a sale of the Company does not occur, and the fair value of underlying equity values from the first step. The Company probability‑weighted each scenario to arrive at an estimated fair value of the warrants.

Depending upon the scenario, warrants could be exercised to purchase either common stock or the most senior series of preferred stock. To value the warrants in each scenario, the Company used either an OPM or the Black‑Scholes option pricing model. The hybrid method is a useful alternative to explicitly modeling all PWERM scenarios in situations when the Company has transparency into one or more near‑term exits but is unsure about what will occur if the current plans fall through.

Key assumptions in the hybrid method include:

•	OPM‑various conversion scenarios
•	Probability
•	Timing (Each financing scenario)
•	Enterprise value
•	Type of Security
•	Estimated security value
•	Methodology of valuing warrant OPM

Accounting for the Derivative Liabilities

Management determined that the various conversion features discussed above represent, in substance, a put option (redemption feature) designed to provide the investor with a fixed monetary amount, settled in shares. Management determined that this put option and the contingent interest should be separated from the notes and accounted for as a compound derivative liability primarily because the notes were issued at a substantial discount because the warrants, put option, and the contingent interest meet the net settlement criterion. The compound derivative liabilities were initially recorded as derivative liabilities on the Balance Sheets and a corresponding discount to the notes. As the estimated fair value of the derivative liabilities was $0 at December 31, 2017 and did not change in value as of September 30, 2018, no fair value adjustment was recorded for the nine months ended September 30, 2018. The change in the estimated fair value of the derivative liabilities for the nine months ended September 30, 2017 resulted in a fair value adjustment and is included in Derivative and Warrant Fair Value Adjustments in the Statements of Operations and Comprehensive Loss.

Changes in the values of the derivative liabilities for the nine months ended September 30, 2018 and 2017 are summarized below:

	Nine Months Ended September 30,
	2018	2017
Fair value, beginning of period	$—	$—
Issuance of derivatives	—	9,872,990
Change in fair value	—	6,613,368
Fair value, end of period	$—	$16,486,358

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

Accounting for the Beneficial Conversion Feature

The Company did not separate from the notes the conversion feature in which the holders may convert the principal and interest on the notes into shares of the Company’s Series C‑1 at $0.59808 per share if a qualified financing, as defined in the notes, had not occurred prior to December 31, 2017. The Company concluded that this conversion feature is a beneficial conversion feature that should be recognized separately and measured initially at its intrinsic value. Since the intrinsic value of this beneficial conversion feature is greater than the proceeds allocated to the notes, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the notes. The Company recorded the beneficial conversion feature of $2,956,166, $4,935,246, and $5,150,000 as additional paid in capital upon issuance of the respective convertible notes and a corresponding discount to the notes on the Balance Sheet for the January and February Notes, July Notes and November Notes, respectively.

Scheduled annual maturities of long-term debt as of September 30, 2018 are as follows:

Year ending December 31:
2018 - (three months remaining)	$2,972,164
2019	4,868,840
2020	2,993,363
2021	410,660
Total	11,245,027
Less: Unamortized discount	(199,161)
Less: Unamortized debt issuance costs	(26,159)
Less: Current portion of long-term debt	(293,274)
$10,726,433

The schedule by year reflects maturities prior to the refinancing on October 26, 2018 that is discussed above.

11. Subsequent Events

In October 2018, the Company signed a non-binding letter of intent to expand the lease of its primary building by 8,264 additional square footage expiring October 31, 2026 in exchange for terminating another lease the Company has with the same landlord for 4,400 noncontiguous square feet (see Note 9).

On October 26, 2018, the Company and Pacific Western entered into the A&R LSA in which the Company received an initial tranche of $11.0 million to extinguish its current debt under the LSA, repay in full the outstanding indebtedness under the UNC Promissory Note and for general corporate purposes (see Note 10).

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

Product Pipeline

We are currently focused on the development of two product candidates for which we hold worldwide commercial rights: LIQ861 for the treatment of pulmonary arterial hypertension, or PAH, and LIQ865 for the treatment of local post‑operative pain.

The following table summarizes our clinical-stage product candidates being developed using PRINT technology:

LIQ861

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

As of October 24, 2018, 109 patients have enrolled in our INSPIRE trial and we have completed enrollment for the safety portion of the trial. We are currently focusing our efforts on completing patient enrollment in our one-directional crossover sub-study to compare bioavailability and pharmacokinetics of treprostinil as the patients transition from Tyvaso to LIQ861. The primary objective of the INSPIRE study is to evaluate the long-term safety and tolerability of LIQ861. The INSPIRE study is designed to evaluate patients who have either been under stable treatment with nebulizer-delivered treprostinil for at least three months and are transitioned to LIQ861 under the protocol or who have been under stable treatment with no more than two non-prostacyclin oral PAH therapies for at least three months and have their treatment regimen supplemented with LIQ861 under the protocol. Our first patient was enrolled in the INSPIRE trial on March 15, 2018. Of the total enrolled patient population, as of October 24, 2018, 104 patients have received at least two weeks of LIQ861. We expect to report 2-week safety data in the first quarter of 2019 followed by pharmacokinetics results for the sub-study anticipated in the second quarter of 2019. We are targeting a New Drug Application, or NDA, submission to the U.S. Food and Drug Administration, or FDA, for LIQ861 in late 2019.

We intend to conduct an additional clinical trial that explores the hemodynamic effects of LIQ861 in PAH patients. Although the FDA has not requested that we undertake this clinical trial, the data may help assess the effects of LIQ861 on acute and chronic hemodynamic measurements and right heart function. Data from this clinical trial would also add to our understanding of safety, tolerability and pharmacokinetics of LIQ861. We expect to enroll our first patient in this additional clinical trial in the first quarter of 2019.

We intend to conduct additional clinical work in support of our marketing and commercial activities in advance of our U.S. launch for LIQ861.

LIQ865

Our second product candidate, LIQ865, for which we have completed a Phase 1b clinical trial, is being evaluated as a potential treatment for local post‑operative pain. LIQ865 is our proprietary injectable, sustained‑release formulation of bupivacaine, a non‑opioid pain medicine. We have designed LIQ865 to be administered as a single treatment for the management of local post‑operative pain for three to five days after a procedure, which we believe, if approved, has the potential to provide significantly longer post‑operative pain relief compared to currently marketed formulations of bupivacaine. We completed a Phase 1a clinical trial in Denmark in March 2017 and a Phase 1b clinical trial in the United States in April 2018, both of which supported continued development of LIQ865. We expect to initiate Phase 2‑enabling toxicology studies for LIQ865 in the fourth quarter of 2018.

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

Financial Overview

We have not generated any revenue to date from the sale of pharmaceutical products, and we have historically financed our operations in large part with an aggregate of $170.0 million of gross proceeds from sales of our capital stock, convertible promissory notes, $10.0 million in term loans from a bank and a $2.1 million loan from The University of North Carolina at Chapel Hill, or UNC. We do not expect to generate significant product revenue unless and until we obtain marketing approval for and commercialize LIQ861, LIQ865 or one of our other future product candidates.

Since our inception, we have incurred significant operating losses. Our net loss was $43.5 million and $37.4 million for the nine months ended September 30, 2018 and 2017, respectively, and $29.2 million and $15.9 million for the years ended December 31, 2017 and 2016, respectively, and as of September 30, 2018, we had an accumulated deficit of $157.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in‑license or acquisition of additional product candidates.

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

As of September 30, 2018, we had cash of $47.5 million. We believe that our existing cash together with funds available under the A&R LSA (as defined below), will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Our Collaborations

Our only revenue, which has been derived from collaborating and licensing our proprietary PRINT technology to pharmaceutical companies, amounted to $2.1 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively. GlaxoSmithKline plc, or GSK, accounted for $0.4 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively, or 20% and 81%, respectively, of our total revenue. Our collaborators make up‑front fees or technology access payments, pay us to achieve clinical milestones, pay us fees to develop their drug products through research and development services like particle formulation and manufacturing and will pay us royalties upon ultimate commercial sales of the related products.

GSK

We have actively collaborated with GSK on the use of our PRINT technology in respiratory disease since 2012.

In June 2012, we entered into an Inhaled Collaboration and Option Agreement with GSK, or the GSK ICO Agreement, under which we granted GSK exclusive options and licenses to further develop and commercialize inhaled therapies using our PRINT technology. In September 2015, GSK exercised its option to obtain an exclusive, worldwide license to certain of our know‑how and patents relating to our PRINT technology, for the purpose of, among others, conducting preclinical studies of inhaled therapeutics developed, manufactured or otherwise produced using our PRINT technology. In consideration for GSK’s exercise of this option, we received a non‑refundable up‑front payment of $15.0 million, which amount is being amortized into revenue over a period of time based on the estimated remaining development period and on a similar basis as research and development services are expected to be performed, a period of 96 months as of September 30, 2018. Under the terms of the GSK ICO Agreement, we are also entitled to certain milestone payments aggregating up to $158 million upon the achievement of specified milestone events for new non-rescue therapeutic products. Rescue therapeutic products are therapeutics that GSK develops with our PRINT technology that had previously been discontinued from development. We are also entitled to tiered royalties on the worldwide sales of the licensed products at percentages ranging from the mid‑single digits to low-single digits depending on the total number of products developed and other royalty step-down events, with a fixed low-single digit royalty floor under the GSK ICO Agreement. Revenues from research and development services under the GSK ICO Agreement amounted to $0.2 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

We also entered into other engagements with GSK under the GSK ICO Agreement, primarily for platform research services. GSK has been conducting a Phase 1 clinical trial of an inhaled chronic obstructive pulmonary disease, or COPD, product candidate that is formulated as an inhaled dry powder using the PRINT technology. In June 2018, GSK notified us of its intention to review continuation of development of an inhaled antiviral for viral exacerbations in COPD, part of the GSK ICO Agreement, after completion of its related Phase 1 clinical trial. On July 20, 2018, GSK confirmed that it will not continue the COPD program. We do not expect to incur additional revenues or expenses directly associated with the COPD program. GSK continues to express an interest in using PRINT technology for new inhaled programs, though no specific assets have been identified at this time. We and GSK are actively negotiating rights for us to develop and commercialize additional inhaled programs.

G&W Laboratories

In June 2016, we entered into a development and license agreement, or the G&W Labs Agreement, with G&W Laboratories, Inc., or G&W Labs, to develop multiple products for topical delivery in dermatology using our PRINT technology. We received the first non‑refundable up‑front fee of $1.0 million under this agreement in June 2016, which amount was being amortized into revenue over a period of time based upon the estimated remaining development period and on a similar basis as research and development services are expected to be performed, a period of 57 months as of September 30, 2018. We began performing research and development services under this agreement in July 2016. In April 2018, we and G&W Labs mutually agreed to terminate the G&W Labs Agreement. As a result, during the nine months ended September 30, 2018, the remaining unamortized balances in the related deferred revenue and deferred sublicense payments of $0.9 million and $0.1 million, respectively, were fully recorded as Revenues and Cost of sales, respectively, in the accompanying Statement of Operations and Comprehensive Loss.

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

Partnering and Licensing. We also utilize our proprietary PRINT technology to enable the development of product candidates by other pharmaceutical companies. We perform research and development services for third parties in the areas of particle formulation and manufacturing and charge market billing rates. We typically receive up‑front fees or technology access payments, as well as milestone payments for each phase of clinical achievement. If any of these drug products achieve commercialization, we also expect to be eligible to receive royalties from sales of those drug products. For the three and nine months ended September 30, 2018 and 2017, all of our revenue from our license and collaboration agreements described above was part of our Partnering and Licensing segment.

In the fourth quarter of 2018, we determined that we will change the way we manage and operate the reporting entity and we are in the process of modifying our information system to produce financial information to support the new structure. The changes will require us to revise our segment reporting. It is anticipated that the modification to the system will be completed in the fourth quarter of 2018, at which point management will reorganize its operations and reporting structure and begin to manage its operations under its new segment structure.

For the three and nine months ended September 30, 2018 and 2017, a substantial amount of our revenue from collaborating and licensing our proprietary PRINT technology to pharmaceutical companies was derived from the GSK ICO Agreement. This arrangement with GSK accounted for $0.4 million and $4.4 million in revenue for the nine months ended September 30, 2018 and 2017, respectively, representing 20% and 81% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively. This revenue comprised billings for research and development services, milestone payments and amortization of deferred revenue from up‑front payments.

Cost of Sales

Cost of sales consists of the amortization of license fees owed to UNC upon our receipt of licensing revenues. The amortization is recorded in the same period and in the same manner in which the related revenue is recognized.

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
•

manufacturing process development and scale‑up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock‑based compensation, conduct our ongoing Phase 3 clinical trial of LIQ861, continue the development of LIQ865, conduct additional clinical trials, continue manufacturing process development and scale up and prepare for regulatory filings for our product candidates and regulatory inspection of facilities utilizing our PRINT manufacturing process.

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

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, or our ability to manufacture and supply product, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug commercialization will take several years and millions of dollars in development costs.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table summarizes our results of operations:

	Three Months Ended
	September 30,
	2018	2017
	(in thousands)
Revenues	$170	$1,821
Costs and expenses:
Cost of sales	—	80
Research and development	7,157	6,533
General and administrative	2,284	3,005
Total costs and expenses	9,441	9,618
Loss from operations	(9,271)	(7,797)
Other income (expense):
Interest income	128	—
Interest expense	(636)	(4,156)
Derivative and warrant fair value adjustments	106	(7,284)
Total other income (expense)	(402)	(11,440)
Net loss	$(9,673)	$(19,237)

Revenues

Revenues were $0.2 million for the three months ended September 30, 2018, compared to $1.8 million for the three months ended September 30, 2017. The decrease of $1.6 million, or 88.9%,  was due to lower research and development services performed, coupled with the adoption of Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606. Our revenues attributable to the GSK ICO Agreement were $0 during the three months ended September 30, 2018. Under the GSK ICO Agreement, we received an up-front payment of $15.0 million in 2015, which was being recognized as revenue over a period of approximately seven years. Effective January 1, 2018, we adopted ASC 606. In addition, management revised the estimated performance periods under our collaboration agreements to reflect the current circumstances such that the weighted average time period over which management was recognizing revenue related to up-front and milestone payments was initially increased from approximately 29 months to approximately 96 months. Revenue related to up-front payments is recognized ratably to the extent that research and development services are performed. The combined effect of the adoption of ASC 606 and no revenues for research and development services earned during the period results in a decrease in revenue recognized from non-refundable up-front payments for the three months ended September 30, 2018 by $0.8 million as compared to the three months ended September 30, 2017. In addition, we performed research and development services for other customers resulting in revenues of $0.2 million for such services during the three months ended September 30, 2018 as compared to $1.0 million during the three months ended September 30, 2017.

Cost of Sales

Our cost of sales was $0 for the three months ended September 30, 2018, compared to $79,940 for the three months ended September 30, 2017. Cost of sales represents sub-licensing fees paid to UNC when licensing revenue is recognized from the use of the intellectual property that we in-licensed from UNC. This amount was attributable to our Partnering and Licensing segment.

Research and Development Expenses

Our research and development expenses were $7.2 million for the three months ended September 30, 2018, compared to $6.5 million for the three months ended September 30, 2017. The increase of $0.7 million, or 10.8%, was primarily due to the ongoing Phase 3 clinical trial of LIQ861 which commenced in late December 2017. Research and development expenses consisted of $5.4 million from the Pharmaceutical Products segment, of which $5.3 million and $0.1 million were attributable to our ongoing development of LIQ861 and LIQ865, respectively, $0.1 million from the Partnering and Licensing segment, and $1.6 million from general research and development that was not directly related to a particular segment.

General and Administrative Expenses

Our general and administrative expenses were $2.3 million for the three months ended September 30, 2018, compared to $3.0 million for the three months ended September 30, 2017. The decrease of $0.7 million, or 23.3%, was primarily due to costs of an abandoned equity offering being expensed during the three months ended September 30, 2017. General and administrative expense are mainly the result of personnel expenses, including stock based compensation, as well as legal and consulting fees and tax expense.

Loss from Operations

We recorded a loss from operations of $9.3 million for the three months ended September 30, 2018, compared to $7.8 million for the three months ended September 30, 2017. The increase of $1.5 million, or 19.2%, was primarily due to a decrease in revenues and an increase in research and development expenses, partially offset by a decrease in general and administrative expenses during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Other Income (Expense)

Interest income was $128,119 for the three months ended September 30, 2018, compared to $0 for the three months ended September 30, 2017.

Interest expense was $0.6 million for the three months ended September 30, 2018, compared to $4.2 million for the three months ended September 30, 2017. The decrease in interest expense of $3.6 million, or 85.7% was primarily due to lower levels of debt during the three months ended September 30, 2018 as a result of the conversion of $27.4 million of convertible notes into shares of Series D preferred stock in February 2018.

Derivative and warrant fair value adjustments resulted in income of $0.1 million for the three months ended September 30, 2018, compared to expense of $7.3 million for the three months ended September 30, 2017. The increase of $7.4 million was primarily due to an overall decline in value of the warrant liabilities and the conversion of the warrants to warrants for common stock at the time of the initial public offering.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table summarizes our results of operations:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Revenues	$2,138	$5,442
Costs and expenses:
Cost of sales	121	240
Research and development	20,701	17,966
General and administrative	6,425	8,079
Total costs and expenses	27,247	26,285
Loss from operations	(25,109)	(20,843)
Other income (expense):
Interest income	140	—
Interest expense	(18,759)	(8,324)
Derivative and warrant fair value adjustments	278	(8,197)
Total other income (expense)	(18,341)	(16,521)
Net loss	$(43,450)	$(37,364)

Revenues

Revenues were $2.1 million for the nine months ended September 30, 2018, compared to $5.4 million for the nine months ended September 30, 2017. The decrease of $3.3 million, or 61.1%, was due to lower research and development services performed, coupled with the adoption of ASC 606. Our revenues attributable to the GSK ICO Agreement were $0.4 million during the nine months ended September 30, 2018. Under the GSK ICO Agreement, we received an up-front payment of $15.0 million in 2015, which was being recognized into revenue over a period of approximately seven years. Effective January 1, 2018 we adopted ASC 606. In addition, management revised the estimated performance periods under our collaboration agreements to reflect the current circumstances such that the weighted average time period over which management was recognizing revenue related to certain up-front and milestone payments was initially increased from approximately 29 months to approximately 96 months. Revenue related to up-front payments is recognized ratably to the extent that research and development services are performed. These changes were partially offset by the full acceleration of revenue recognition of $0.9 million related to the mutual termination of the G&W Labs Agreement in April 2018. The combined effect of adoption of ASC 606 and acceleration of revenue recognition related to the G&W Labs Agreement was a decrease in revenue recognized from non-refundable up-front payments for the nine months ended September 30, 2018 by $1.3 million as compared to the nine months ended September 30, 2017. In addition, we performed research and development services resulting in revenues of $1.0 million for such services during the nine months ended September 30, 2018 as compared to $2.9 million during the nine months ended September 30, 2017.

Cost of Sales

Our cost of sales was $0.1 million for the nine months ended September 30, 2018, compared to $0.2 million for the nine months ended September 30, 2017.  Cost of sales represents sub-licensing fees paid to UNC when licensing revenue is recognized from the use of the intellectual property that we in-licensed from UNC. This amount was attributable to our Partnering and Licensing segment.

Research and Development Expenses

Our research and development expenses were $20.7 million for the nine months ended September 30, 2018, compared to $18.0 million for the nine months ended September 30, 2017. The increase of $2.7 million, or 15.0%, was due to the commencement of the Phase 3 clinical trial of LIQ861 in late December 2017. Research and development expenses consisted of $14.4 million from the Pharmaceutical Products segment, of which $14.0 million and $0.5 million were attributable to our ongoing development of LIQ861 and LIQ865, respectively, $0.8 million from the Partnering and Licensing segment, and $5.5 million from general research and development that was not directly related to a particular segment.

General and Administrative Expenses

Our general and administrative expenses were $6.4 million for the nine months ended September 30, 2018, compared to $8.1 million for the nine months ended September 30, 2017. The decrease of $1.7 million or 21.0% was primarily due to the deferral of equity offering costs during the nine months ended September 30, 2018 as compared to similar costs being expensed during the nine months ended September 30, 2017 for an abandoned equity offering. General and administrative expense are mainly the result of personnel expenses, including stock‑based compensation, as well as legal and consulting fees and tax expense.

Loss from Operations

We recorded a loss from operations of $25.1 million for the nine months ended September 30, 2018, compared to $20.8 million for the nine months ended September 30, 2017. The increase of $4.3 million, or 20.7%, was primarily due to a decrease in revenues and an increase in research and development expenses, partially offset by a decrease in general and administrative expenses during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Other Income (Expense)

Interest income was $139,965 for the nine months ended September 30, 2018 compared to $268 for the nine months ended September 30, 2017.

Interest expense was $18.8 million for the nine months ended September 30, 2018, compared to $8.3 million for the nine months ended September 30, 2017. The increase in interest expense of $10.5 million, or 126.5%, was primarily due to amortization of discounts on convertible notes of $17.6 million during the nine months ended September 30, 2018 as compared to $6.2 million during the nine months ended September 30, 2017. The unamortized discounts on convertible notes was being amortized through the maturity date of the notes, which was December 31, 2018. The amortization was accelerated by the early conversion of the notes into Series D preferred stock in February 2018.

Derivative and warrant fair value adjustments resulted in income of $0.3 million for the nine months ended September 30, 2018, compared to expense of $8.2 million for the nine months ended September 30, 2017. The increase of $8.5 million, or 103.7% was primarily due to an overall decline in value of the warrant liabilities and the conversion of the warrants to warrants for common stock at the time of the initial public offering.

Liquidity and Capital Resources

Overview

We have financed our growth and operations through a combination of funds generated from our licensing revenues, the issuance of convertible preferred stock and common stock, capital leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash have been for working capital requirements and capital expenditures. As of September 30, 2018, we have no outstanding material commitments for capital expenditures. We monitor our net operating cash flow and maintain a level of cash deemed adequate by our management for working capital purposes.

As of September 30, 2018, we had stockholders’ equity of $27.9 million and an accumulated deficit of $157.4 million. Our cash balance was $47.5 million as of September 30, 2018.

Sources of Liquidity

We have financed a portion of our working capital through debt instruments. We maintained a $10.0 million term loan facility with Pacific Western Bank, or PWB, for working capital purposes pursuant to a loan and security agreement, or the LSA. As of September 30, 2018, we had fully utilized our facility with PWB with a remaining outstanding balance of $8.0 million. The facility was secured by all of our assets other than intellectual property. We could not encumber our intellectual property without the consent of PWB. The outstanding principal amount under the loan facility bore interest at 5.0% per annum. Of the current amount outstanding, the loan was to mature with respect to $3.0 million in January 2020, with the remainder being due and payable in October 2020. Beginning in August 2018, the Term Loan would have required equal monthly payments of principal plus interest each month thereafter until amortized and paid in full. We have, in the past, breached multiple covenants in our loan and security agreement related to cash levels and reporting requirements. PWB has provided waivers in relation to all such prior breaches.

On October 26, 2018, we and PWB entered into an Amended and Restated Loan and Security Agreement, or the A&R LSA, in which we received an initial tranche of $11.0 million to extinguish our current debt of $8.0 million under the LSA, repay in full the outstanding indebtedness under the UNC Promissory Note (as defined below) and for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provides for access to a second tranche of up to $5.0 million upon the full enrollment of the LIQ861 Phase 3 clinical trial, provided that we have not observed any materially adverse data through the two week endpoint. Both tranches require payments of interest-only through December 31, 2019, which interest-only period can be extended by six months if we close on at least $40.0 million in new financing from either equity sales or licensing activities by October 31, 2019, or the Financing Condition. The A&R LSA carries a one-time success fee tiered by tranche totaling between $187,000 and $375,000 depending on whether the Financing Condition is met, and a prepayment penalty of 1% to 2% for the first 24 months of the drawn tranche. The minimum cash covenant is $8.5 million, which can be reduced to $6 million in the event the Financing Condition is met and we publicly disclose our safety data analysis for LIQ861 with no materially adverse data observed.

The A&R LSA with PWB contains restrictions that limit our flexibility in operating our business. We may not, among other things, without the prior written consent of PWB, (a) pay any dividends or make any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock except in certain prescribed circumstances, (b) create, incur, assume, guarantee or be or remain liable with respect to any indebtedness except certain permitted indebtedness or prepay any indebtedness, (c) replace or suffer the departure, as defined, of our Chief Executive Officer or Chief Financial Officer without delivering written notification to PWB within ten days of such change or (d) suffer a change on our Board of Directors, or Board, which results in the failure of at least one partner of either New Enterprise Associates or Canaan Partners or their respective affiliates to serve as a voting member, in each case without having used best efforts to deliver at least 15 days’ prior written notification to PWB.  PWB maintains a blanket lien on all assets excluding intellectual property, for which it has been provided a negative pledge.

During the nine months ended September 30, 2018, we had outstanding a promissory note to UNC, or the UNC Promissory Note. As of September 30, 2018, the outstanding balance of this note payable was $1.8 million. The UNC Promissory Note was unsecured and bore interest at a rate equal to one‑year LIBOR plus 3%, compounded annually. The UNC Promissory Note was due and payable in full on December 31, 2018. Following the completion of the initial public offering of our common stock in July 2018, on August 2, 2018 we made a payment to UNC of $600,000. We repaid the entire balance outstanding under the UNC Promissory Note, plus accrued interest pursuant to the closing of the A&R LSA with PWB on October 26, 2018.

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

In July 2018, we closed the initial public offering which resulted in net proceeds of $46.5 million, after underwriting discounts but prior to payment of other offering expenses. On August 14, 2018, the underwriters partially exercised the over-allotment option in connection with the initial public offering, and, as a result, we issued an additional 287,644 shares for net proceeds of $2.9 million, after underwriting discounts but prior to payment of other offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,502)	$(19,628)
Investing activities	(770)	(1,250)
Financing activities	68,369	24,929
Net increase in cash	$44,097	$4,051

Operating Activities

Net cash used in operating activities increased $3.9 million, from $19.6 million for the nine months ended September 30, 2017 to $23.5 million for the nine months ended September 30, 2018. The increase was mainly due to the increase in net loss. The primary drivers of operating cash requirements were our research and development and general and administrative activities in each period. For the nine months ended September 30, 2018, the net cash used in operating activities was $23.5 million, which was comprised of operating cash outflows before working capital changes of $23.1 million and net working capital outflows of $0.4 million.

Investing Activities

Net cash used in investing activities decreased $0.4 million from $1.2 million for the nine months ended September 30, 2017 to $0.8 million for the nine months ended September 30, 2018. The decrease was due to decreased purchases of property, plant and equipment.

Financing activities

Net cash provided by financing activities increased $43.5 million from $24.9 million for the nine months ended September 30, 2017 to $68.4 million for the nine months ended September 30, 2018. This increase was primarily due to net proceeds from the sale of Series D preferred stock of $25.1 million, net proceeds from the initial public offering of $47.3 million, a refund of principal payments of $0.6 million and proceeds from the exercise of stock options of $0.2 million. These inflows were partially offset by principal payments on debt of $2.9 million and financing costs.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, manufacturing process development, external research and development services, laboratory and related supplies, legal and other regulatory expenses, administrative and overhead costs and debt service. Our future funding requirements will be heavily determined by the resources needed to support development of our product candidates.

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

We believe that our existing cash position together with additional funding from the A&R LSA will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019, including the completion of our ongoing Phase 3 clinical trial for LIQ861 and the initiation of our Phase 2‑enabling toxicology studies in 2018 for LIQ865. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize our product candidates, if we receive regulatory approval, and to pursue in‑licenses or acquisitions of other product candidates. If we receive regulatory approval for LIQ861 or LIQ865, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long‑term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues or net loss for the nine months ended September 30, 2018 or in the years ended December 31, 2017, 2016 and 2015.

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

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $43.5 million for the nine months ended September 30, 2018, and $29.2 million and $15.9 million for the years ended December 31, 2017 and 2016, respectively. We also had negative operating cash flows in the nine months ended September 30, 2018, and for the years ended December 31, 2017 and 2016, in addition to negative working capital at December 31, 2017. As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $157.4 million and $113.4 million, respectively.

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

We have completed a Phase 1 clinical trial for LIQ861 and an early Phase 1a clinical trial in Denmark for LIQ865 and a Phase 1b clinical trial for LIQ865 in the United States. We commenced a Phase 3 clinical trial for LIQ861 in the first quarter of 2018, and we expect to initiate Phase 2-enabling toxicology studies for LIQ865 in the fourth quarter of 2018. We cannot assure you that our clinical trials, if commenced, will be successful or meet their endpoints.

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

Our financial statements for the nine months ended September 30, 2018 and the year ended December 31, 2017 include a statement that our recurring losses and cash outflows from operations, our accumulated deficit and our debt maturing within twelve months raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Our ability to continue as a going concern could also materially limit our ability to raise additional funds through the issuance of new debt or equity securities or generate revenues from licensing and collaboration arrangements. Future financial statements may also include statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

We are party to a licensing agreement with GSK pursuant to which GSK has exercised an option to exclusively license our PRINT technology for applications in certain inhaled therapies, or the GSK ICO Agreement. We previously entered into a separate licensing agreement with GSK relating to the field of vaccines, or the GSK VCO Agreement, which lapsed in April 2016. We have historically received a significant portion of our revenue from GSK pursuant to these licensing agreements. For the nine months ended September 30, 2018 and 2017, our revenue attributable to our collaboration and licensing arrangements with GSK, which included a combination of billings for particle formulations, manufacturing, milestone payments and amortization of deferred revenue from up-front fees, accounted for 20% and 81%, respectively, of our total revenue. For the years ended December 31, 2017 and 2016, our revenue attributable to our collaboration and licensing arrangements with GSK accounted for 84% and 90%, respectively, of our total revenue.

GSK has recently informed us of changes to its plans with respect to the GSK ICO Agreement that we expect will materially affect the amounts we will receive from GSK under this agreement for the year ending December 31, 2018. In December 2017, GSK informed us of its modified plans under the GSK ICO Agreement that reduced its requirements and budget for our research and development support in 2018. Revenues from research and development services under the GSK ICO Agreement were $0.2 million for the nine months ended September 30, 2018. We do not expect to receive additional revenues from GSK during the remainder of fiscal year 2018 as a result of GSK's modified plans. In response, in January 2018 we reduced our research and development workforce accordingly, and incurred approximately $400,000 in expense relating to the modification. Further, in June 2018, GSK notified us of its intention to review continuation of development of an inhaled antiviral for viral exacerbations in COPD under the GSK ICO Agreement, after completion of its related Phase 1 clinical trial. On July 20, 2018, GSK confirmed that it will not continue the COPD program. We do not expect to incur additional expenses directly associated with the COPD program. GSK continues to express an interest in using PRINT technology for new inhaled programs, though no specific assets have been identified at this time.

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

Our credit facility contains restrictions that limit our flexibility in operating our business. Under the terms of the amended and restated loan and security agreement dated as of October 26, 2018, or A&R LSA, with PWB, pursuant to which PWB extended a $11.0 million term loan facility to us, we may not, among other things, without the prior written consent of PWB, (a) pay any dividends or make any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock except in certain prescribed circumstances, (b) create, incur, assume, guarantee or be or remain liable with respect to any indebtedness except certain permitted indebtedness or prepay any indebtedness, (c) replace or suffer the departure, of our Chief Executive Officer or Chief Financial Officer without delivering written notification to PWB within ten days of such change or (d) suffer a change on our Board of Directors, or Board, which results in the failure of at least one partner of either New Enterprise Associates or Canaan Partners or their respective affiliates to serve as a voting member, in each case without having used best efforts to deliver at least 15 days’ prior written notification to PWB.  Our facility with PWB is secured by all of our assets excluding our intellectual property, on which we have granted a negative pledge.

We have, in the past, breached multiple covenants in our loan and security agreement dated as of January 6, 2016, as amended, with PWB related to cash levels, reporting requirements and required periodic deliverables to PWB, but have obtained waivers from PWB in relation to all such breaches. If we breach certain of our debt covenants and are unable to cure such breach within the prescribed period or are not granted waivers in relation to such breach, it may constitute an event of default under our facility agreements, giving lenders the right to require us to repay the then outstanding debt immediately, and the lenders could, among other things, foreclose on the collateral granted to them to collateralize such indebtedness, which excludes our intellectual property, if we are unable to pay the outstanding debt immediately. A breach of covenants in the A&R LSA and the acceleration of our repayment obligations by PWB could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our approved products are expected to face competition from drug products that are already on the market, as well as those in our competitors' development pipelines. In particular, we expect that LIQ861 will face competition from Tyvaso®, and Ventavis®, which are existing drug products indicated for the treatment of PAH, potential new entrants such as Insmed Inc.'s INS-1009, as well as generic equivalents of Tyvaso following the expiry of Tyvaso's patent in 2018. We are aware that MannKind Corporation, or MannKind, has recently filed an Investigational New Drug application, or IND, and completed a Phase 1 trial evaluating an inhaled dry powder treprostinil product for the treatment of PAH. On September 4, 2018 United Therapeutics Corporation, or United Therapeutics, and MannKind announced that they entered into a worldwide exclusive licensing and collaboration agreement for the development and commercialization of a dry powder formulation of treprostinil, an investigational product currently being evaluated in clinical trials for the treatment of PAH. Under the agreement, United Therapeutics will be responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. This new collaboration may accelerate competition for our product candidate LIQ861. We expect LIQ865 to face competition from EXPAREL®, an existing injectable version of bupivacaine. The early success of EXPAREL may make it difficult for us to convince physicians, patients and other members of the medical community to accept and use LIQ865 over EXPAREL. In addition, while EXPAREL is currently the only direct competitor to LIQ865 on the market, Durect Corporation, Innocoll Holdings plc and Heron Therapeutics, Inc. each have products in the pipeline that are potential competitors to LIQ865, which are estimated to enter the market in 2018 or 2019, and generic equivalents of EXPAREL may enter the market following the expiry of EXPAREL's patent in 2018. If we are unable to maintain our competitive position, our business and prospects will be materially and adversely affected.

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

We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, device, and encapsulation and packaging for LIQ861.

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

For example, we currently rely on a sole supplier, LGM Pharma, LLC, or LGM Pharma, for treprostinil, the active pharmaceutical ingredient of LIQ861. If LGM Pharma is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. Furthermore, LIQ861 is administered using RS00 Model 8 DPI, a DPI manufactured by Plastiape S.p.A. We also rely on a sole supplier, Xcelience LLC, of encapsulation and packaging services. We purchase treprostinil, our DPI supply and encapsulation and packaging services pursuant to purchase orders and do not have long-term contracts with these suppliers. In the event of any prolonged disruption to our supply of treprostinil, the manufacture and supply of RS00 Model 8 DPI, or encapsulation and packaging services, our ability to develop and commercialize, and the timeline for commercialization of, LIQ861 may be adversely affected.

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

We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable regulatory authorities in other countries for any product candidate, and we cannot assure you that any of our product candidates will receive marketing approval.

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

•	the results of our clinical trials may not meet the level of statistical significance required by the FDA or comparable regulatory authorities in other countries;
•	the FDA or comparable regulatory authorities in other countries may disagree with the number, design, size, conduct or statistical analysis of one or more of our clinical trials;
•	the FDA or comparable regulatory authorities in other countries may disagree with our interpretation of data from our preclinical studies or clinical trials;
•	our manufacturing processes and facilities have not been inspected by the FDA and we may not be able to satisfy the FDA requirements for our processes or facilities;
•	our product candidates may not meet the level of quality and control required by the FDA or comparable regulatory authorities in other countries;
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

Our future success depends on the successful development of our PRINT technology and products based on it, including LIQ861 and, to a lesser degree, LIQ865. To our knowledge, no regulatory authority has granted approval to any person or entity, including us, to market and commercialize drugs using our novel delivery system. We may never receive approval to market and commercialize any product candidate that uses our PRINT technology.

Manufacturing facilities and processes utilizing our PRINT technology have not been the subject of FDA manufacturing inspections and we cannot assure you that our PRINT technology or any product candidate made using the PRINT technology will satisfy the FDA requirements for approval.

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

The FDA applies a heightened level of scrutiny to comparative claims when applying its statutory standards for advertising and promotion, including with regard to its requirement that promotional labeling be truthful and not misleading.  Any claim of effectiveness made in prescription drug promotion, including comparative effectiveness, must be supported by substantial evidence or substantial clinical experience.

In addition, making comparative claims may draw concerns from our competitors.  Where a company makes a claim in advertising or promotion that its product is superior to the product of a competitor (or that the competitor’s product is inferior), this creates a risk of a lawsuit by the competitor under federal and state false advertising or unfair and deceptive trade practices law, and possibly also state libel law.  Such a suit may seek injunctive relief against further advertising, a court order directing corrective advertising, and compensatory and punitive damages where permitted by law.

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

•

the federal physician payment transparency requirements, sometimes referred to as the "Physician Payments Sunshine Act," created under the ACA which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children's Health Insurance Program (with certain exceptions) to annually report to the U.S. Department of Health and Human Services, or HHS, information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. On October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act.” This law, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”), extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act, to physician assistants, nurse practitioners, and other mid-level practitioners. This law will go into effect in 2021, requiring reporting of payments and transfers made in that same calendar year;

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

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the European Union, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the European Union General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management's attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration's budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint" to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although most of these, and other, proposals will require authorization through additional legislation to become effective, the U.S. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, including by addressing the role of pharmacy benefit managers in the supply chain. On October 15, 2018, the Department of Health and Human Services Secretary, Alex Azar, unveiled a proposed rule that could require drug companies to disclose the price of their products in pharmaceutical advertisements. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

At the completion of our initial public offering on August 14, 2018, 15,431,950 shares of our common stock were outstanding. All shares of common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. The resale of the remaining 10,598,851 shares, or 68.7% of our outstanding shares after the completion of the initial public offering as of August 14, 2018, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions these shares will be able to be sold in the public market beginning 181 days after July 25, 2018. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act, or Rule 701.

After completion of the initial public offering, the holders of 10,135,200 shares, or 65.7%, of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and shares to be issued under our equity incentive plans, they can be freely sold in the public market upon issuance or resale (as applicable), subject to the lock-up agreements described above.

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

We expect to use the net proceeds of the initial public offering to complete our ongoing Phase 3 clinical trial of LIQ861, advance LIQ865 through our planned Phase 2-enabling toxicology studies initiated in 2018, fund operations supporting the development of LIQ861 and LIQ865, continue to broaden out our proprietary PRINT platform and repay outstanding indebtedness in the normal course. Our management will have broad discretion in the application of the balance of the net proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish available cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from the initial public offering in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 49.0% of our capital stock as of September 30, 2018, of which 2.3% are beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are substantially able to determine the composition of the Board, substantially retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

We will incur increased costs now that we are a public company.

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

Item 2. Unregistered Sales of Equity and Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On October 26, 2018, we and Pacific Western Bank, or PWB, entered into an Amended and Restated Loan and Security Agreement, or the A&R LSA, in which we received an initial tranche of $11.0 million to (i) extinguish our current debt of $8.0 million under the Loan and Security Agreement with PWB, dated as of January 6, 2016, as amended, (ii) repay in full the $1.8 million in outstanding indebtedness under an outstanding promissory note issued to The University of North Carolina at Chapel Hill and (iii) for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provides for access to a second tranche of up to $5.0 million upon the full enrollment of the LIQ861 Phase 3 clinical trial, provided that we have not observed any materially adverse data through the two week endpoint. Both tranches require payments of interest-only through December 31, 2019, which interest-only period can be extended by six months if we close on at least $40.0 million in new financing from either equity sales or licensing activities by October 31, 2019, or the Financing Condition. The A&R LSA carries a one-time success fee tiered by tranche totaling between $187,000 and $375,000 depending on whether the Financing Condition is met, and a prepayment penalty of 1% to 2% for the first 24 months of the drawn tranche. The minimum cash covenant is $8.5 million, which can be reduced to $6 million in the event the Financing Condition is met and we publicly disclose our safety data analysis for LIQ861 with no materially adverse data observed. Pacific Western maintains a blanket lien on all assets excluding intellectual property, for which it has been provided a negative pledge.

Pursuant to the A&R LSA, we are also obligated to comply with various other customary covenants, including, among other things, restrictions on our ability to dispose of assets, replace or suffer the departure of the Chief Executive Officer or Chief Financial Officer without delivering ten days’ prior written notification to PWB, suffer a change on the Board of Directors which would result in the failure of at least one partner of either New Enterprise Associates or Canaan Partners or their respective affiliates to serve as a voting member, in each case without having used best efforts to deliver at least 15 days’ prior written notification to Pacific Western, make acquisitions, be acquired, incur indebtedness, grant liens, make distributions to its stockholders, make investments, enter into certain transactions with affiliates or pay down subordinated debt, subject to specified exceptions.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document

10.1*	Amended and Restated Loan and Security Agreement, dated as of October 26, 2018, by and between Pacific Western Bank and Liquidia Technologies, Inc.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following materials from Liquidia Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017, (ii) Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) Statement of Stockholders’ Equity (Deficit) (unaudited) for the nine months ended September 30, 2018 and 2017, (iv) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and September 30, 2017 and (v) Notes to Financial Statements (unaudited).

__________________________

___________________________________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDIA TECHNOLOGIES, INC.
DATE: October 31, 2018	By:	/s/Neal Fowler
Neal Fowler
Chief Executive Officer

LIQUIDIA TECHNOLOGIES, INC.
DATE: October 31, 2018	By:	/s/Kevin Gordon
Kevin Gordon
President and Chief Financial Officer