Form 10-Q
period 2019-03-31
Liquidia Technologies Inc
filed 2019-05-02
CIK 1330436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38601

Liquidia Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1926605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

419 Davis Drive, Suite 100 Morrisville, North Carolina	27560
(Address of Principal Executive Offices)	(Zip Code)

(919) 328-4400
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	LQDA	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2019, there were 18,642,506 shares of the issuer’s common stock outstanding.

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

•	our ability to establish and maintain collaborations;
•	our estimates regarding the market opportunities for our product candidates;
•	our intellectual property position and the duration of our patent rights;
•	our estimates regarding future expenses, capital requirements and needs for additional financing; and
•	our expected use of proceeds from the initial public offering and follow-on offering and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs.

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

Liquidia Technologies, Inc.

Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$60,809,779	$39,534,985
Accounts receivable	10,486	272,557
Prepaid expenses and other current assets	302,945	219,057
Total current assets	61,123,210	40,026,599
Property, plant and equipment, net	7,525,450	8,130,708
Operating lease right-of-use assets, net	3,909,054	—
Prepaid expenses and other assets	1,162,199	1,260,951
Total assets	$73,719,913	$49,418,258
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,987,577	$3,235,949
Accrued expenses	1,749,748	1,459,182
Accrued compensation	944,192	2,515,519
Deferred rent	—	268,599
Current portion of operating lease liabilities	477,008	—
Current portion of finance lease liabilities	899,512	452,703
Current portion of long-term debt	924,505	316,906
Total current liabilities	10,982,542	8,248,858
Long-term operating lease liabilities	6,102,448	—
Long-term finance lease liabilities	1,349,180	376,082
Long-term deferred rent	—	2,406,084
Long-term deferred revenue	8,071,920	8,071,920
Long-term debt	9,896,576	11,627,643
Total liabilities	36,402,666	30,730,587
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — Series A, $0.001 par value, 0 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Preferred stock — Series A-1, $0.001 par value, 0 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Preferred stock — Series B, $0.001 par value, 0 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Preferred stock — Series C, $0.001 par value, 0 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Preferred stock — Series C-1, $0.001 par value, 0 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Preferred stock — Series D, $0.001 par value, 0 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock — Class B (non-voting), $0.001 par value, 0 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock — $0.001 par value, 40,000,000 shares authorized as of March 31, 2019 and December 31, 2018, 18,637,012 and 15,519,469 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	18,637	15,520
Additional paid-in capital	218,721,394	185,726,048
Accumulated deficit	(181,422,784)	(167,053,897)
Total stockholders’ equity	37,317,247	18,687,671
Total liabilities and stockholders’ equity	$73,719,913	$49,418,258

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$—	$925,970
Costs and expenses:
Cost of sales	—	27,049
Research and development	10,664,302	7,626,701
General and administrative	3,021,581	2,149,725
Total costs and expenses	13,685,883	9,803,475
Loss from operations	(13,685,883)	(8,877,505)
Other income (expense):
Interest income	137,785	—
Interest expense	(218,691)	(17,876,795)
Derivative and warrant fair value adjustments	—	(753,887)
Total other income (expense), net	(80,906)	(18,630,682)
Net loss	(13,766,789)	(27,508,187)
Other comprehensive loss	—	—
Comprehensive loss	$(13,766,789)	$(27,508,187)
Net loss per common share:
Basic	$(0.86)	$(44.33)
Diluted	(0.87)	(44.33)
Weighted average common shares outstanding:
Basic	16,037,767	620,530
Diluted	15,892,619	620,530

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019

(Unaudited)

	Preferred Stock												Common Stock				Additional
	Series A		Series A-1		Series B		Series C		Series C-1		Series D		Voting		Class B Nonvoting		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	—	—	—	—	—	—	—	—	—	—	—	—	15,519,469	15,520	—	—	185,726,048	(167,053,897)	18,687,671
Cumulative adjustment - adoption of ASC 842	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(602,098)	(602,098)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	52,914	53	—	—	63,099	—	63,152
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	64,629	64	—	—	649	—	713
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	887,022	—	887,022
Public offering of common stock	—	—	—	—	—	—	—	—	—	—	—	—	3,000,000	3,000	—	—	32,427,000	—	32,430,000
Public offering financing costs	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(382,424)	—	(382,424)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,766,789)	(13,766,789)
Balance as of March 31, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	18,637,012	$18,637	—	$—	$218,721,394	$(181,422,784)	$37,317,247

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2018

(Unaudited)

	Preferred Stock												Common Stock				Additional
	Series A		Series A-1		Series B		Series C		Series C-1		Series D		Voting		Class B Nonvoting		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2017	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	—	$—	549,952	$550	19,645	$20	$79,677,540	$(113,413,311)	$(33,692,236)
Cumulative adjustment - adoption of ASC 606	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(504,727)	(504,727)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	51,543	52	—	—	152,352	—	152,404
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	341,314	—	341,314
Issuance of Series D preferred stock, net	—	—	—	—	—	—	—	—	—	—	91,147,482	91,147	—	—	—	—	53,893,361	—	53,984,508
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,508,187)	(27,508,187)
Balance as of March 31, 2018	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	91,147,482	$91,147	601,495	$602	19,645	$20	$134,064,567	$(141,426,225)	$(7,226,924)

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(13,766,789)	$(27,508,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	886,985	341,314
Depreciation and amortization	609,034	324,854
Amortization of discount on long-term debt and convertible notes	—	17,550,541
Non-cash interest expense	16,559	227,186
Warrant fair value adjustment	—	753,887
Non-cash rent (income) expense	—	(51,465)
Changes in operating assets and liabilities:
Accounts receivable	262,071	1,004,778
Prepaid expenses and other current assets	(83,888)	(178,326)
Other non-current assets	481,177	(5,433)
Accounts payable	2,867,151	(566,020)
Accrued expenses	190,672	(404,408)
Accrued compensation	(1,571,327)	(1,207,382)
Deferred revenue	—	(281,600)
Net cash used in operating activities	(10,108,355)	(10,000,261)
Investing activities
Purchases of property, plant and equipment	(245,319)	(257,067)
Net cash used in investing activities	(245,319)	(257,067)
Financing activities
Principal payments on finance leases	(220,933)	(151,430)
Refund of principal payments on long-term debt	—	588,889
Principal payments on long-term debt	—	(912,011)
Payments for debt issuance costs	—	(392,000)
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	25,206,742
Proceeds from public offering of common stock, net of underwriting fees and commissions	32,047,576	—
Payments for deferred offering costs	(262,077)	(58,734)
Proceeds from exercise of stock options and warrants	63,902	150,689
Net cash provided by (used in) financing activities	31,628,468	24,432,145
Net increase (decrease) in cash	21,274,794	14,174,817
Cash, beginning of period	39,534,985	3,418,979
Cash, end of period	$60,809,779	$17,593,796
Supplemental disclosure of cash flow information
Cash paid for interest	$202,132	$99,069
Purchase of equipment with leases	$—	$96,595
Changes in purchases of equipment in accounts payable	$130,336	$147,042
Purchase of build-to-suit asset with deferred financing obligation	$—	$272,656
Reclassification of deferred financing obligation to long-term debt	$—	$1,614,466
Reclassification of financing costs on deferred financing obligation to discount on long-term debt	$—	$277,009
Conversion of convertible notes and accrued interest into Series D preferred stock	$—	$28,877,498
Deferred offering costs incurred but not paid	$120,347	$744,548
Preferred stock issuance costs in accounts payable	$—	$97,717

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Notes to Financial Statements (Unaudited)

1. Organization and Description of the Business

Liquidia Technologies, Inc. (“Liquidia” or the “Company”) is a late-stage clinical biopharmaceutical company focused on the development and commercialization of human therapeutics using the Company’s proprietary PRINT technology to transform the lives of patients. PRINT is a particle engineering platform that enables precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies. The Company is currently focused on the development of two product candidates for which it holds worldwide commercial rights: LIQ861 for the treatment of pulmonary arterial hypertension and LIQ865 for the treatment of local post-operative pain.

The development and commercialization activities are conducted at the Company’s headquarters located in Morrisville, North Carolina. The Company was incorporated under the laws of the state of Delaware in 2004.

2. Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, which are included in the Company’s Form 10-K (File No. 001-38601).

With the exception of accounting for leases, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies disclosed in Note 2 of the financial statements for the years ended December 31, 2018 and 2017.

Variable Interest Entities

The Company identifies entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). The Company performs an initial and ongoing evaluation of the entities with which the Company has variable interests to determine if any of these entities are VIEs. If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE and the entity must be consolidated. As of March 31, 2019 and December 31, 2018, the Company determined that Envisia Therapeutics Inc. (“Envisia”) was a VIE, although the Company does not consolidate it as the Company is not the primary beneficiary for Envisia. Envisia is accounted for under the equity method. There have been no activities between Envisia and the Company in the three months ended March 31, 2019 or during the year ended December 31, 2018.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company closed its initial public offering (“IPO”) in July and August 2018 resulting in total net proceeds of $47.3 million, after underwriting discounts and other offering expenses. The Company also closed a follow-on public offering in March 2019 resulting in total net proceeds of $31.7 million, after underwriting discounts and other offering expenses.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2019 and December 31, 2018.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash to the extent of amounts recorded on the Balance Sheet. With regards to cash, 100% of the Company’s cash is held on deposit with Pacific Western Bank. With regards to revenues and accounts receivable, GlaxoSmithKline plc (“GSK” and “GSK Inhaled”) accounted for 0% and 47% of the Company’s revenues for the three months ended March 31, 2019 and 2018, respectively, and $0 and $0 of the Company’s accounts receivable as of March 31, 2019 and December 31, 2018, respectively.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, as amended (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company has elected to account for leases with a term of 12 months or less in a similar manner as under existing guidance for operating leases. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2018. We adopted Topic 842, as amended, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption that approximates the results of a full retrospective approach in the year of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of net lease assets and lease liabilities of approximately $6.4 million and $9.1 million respectively, as of January 1, 2019. The standard had no impact on cash flows. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows classified as an operating activity in the Statement of Cash Flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the Statement of Operations and the repayment of the principal portion of the lease liability will be classified as a financing activity, while the interest component will be classified as an operating activity in the Statement of Cash Flows.

The net impact of applying Topic 842 was recorded as an adjustment to accumulated deficit of $0.6 million as follows:

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2018	Topic 842	2019
Balance Sheet:
Assets
Property , plant and equipment, net	$8,130,708	$(107,734)	$8,022,974
Operating lease right-of-use assets, net	—	3,985,071	3,985,071

Liabilities
Deferred rent	2,674,683	(2,674,683)	—
Operating lease liabilities	—	6,659,725	6,659,725
Finance lease liabilities	828,785	1,636,185	2,464,970
Long-term debt	11,944,549	(1,141,792)	10,802,757

Stockholders’ equity (deficit)
Accumulated deficit	(167,053,897)	(602,098)	(167,655,995)

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers  (“ASC 606” or “Topic 606”). The FASB issued Topic 606 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer and certain contract fulfillment costs. The Company adopted this standard and all the related amendments (“new revenue standard”) on January 1, 2018, applying the modified retrospective method. The modified retrospective transition method is applied on a prospective basis from the adoption date and does not recast historical financial statement periods. Any contracts with customers that were not complete as of the adoption date are reviewed and the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit as of January 1, 2018.

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

Segment Data

In accordance with ASC 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company operates in one reportable segment.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based awards on the grant date using an option-

pricing model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods in the Company’s Statements of Operations and Comprehensive Loss.

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

Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares adjusted for the dilutive effect of common equivalent shares outstanding during the period. Common stock equivalents consist of preferred stock, stock options and stock warrants. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s convertible preferred stock contains participating rights in any dividend paid by the Company and are deemed to be participating securities. Net loss attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in the losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on net loss per share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Due to their dilutive effect, the calculation of diluted net loss per share for the three months ended March 31, 2019 and 2018 does not include the following common stock equivalent shares:

	2019	2018
Preferred Stock	—	9,948,207
Stock Options	1,904,599	1,413,414
Warrants	106,274	219,761
Total	2,010,873	11,581,382

For the three months ended March 31, 2019 the only reconciling item between basic and diluted net loss per share is the impact of the common stock warrants that are included in the calculation of basic net loss per share since their exercise price is de minimis, but excluded from the calculation of diluted net loss per share since the impact of such warrants is antidilutive. For all periods presented, there were no reconciling items between basic and diluted net loss per share.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, and accounts payable at March 31, 2019 and December 31, 2018 approximated fair value due to the short maturity of these instruments.

The Company’s valuation of financial instruments is based on a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of March 31, 2019 and December 31, 2018:

Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets	Inputs	Unobservable	Carrying
March 31, 2019	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Pacific Western Bank note - A&R LSA	$—	$10,752,258	$—	$10,821,081

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets	Inputs	Unobservable	Carrying
December 31, 2018	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Pacific Western Bank Tranche I note - A&R LSA	$—	$10,412,650	$—	$10,802,355
CSC build-to-suit equipment financing	—	1,311,135	—	1,142,194
Total	$—	$11,723,785	$—	$11,944,549

The fair value of debt was measured as the present value of the respective future cash outflows discounted at a current interest rate as of the year-end date, taking into account the remaining term of liabilities.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. As of March 31, 2019 and December 31, 2018, the Company recorded deferred offering costs relating to its financing activities of $0 and $110,365, respectively, which is included in Prepaid Expenses and Other Assets in the accompanying Balance Sheets.

Income Taxes

The Company did not record a federal or state income tax benefit for the three months ended March 31, 2019 and 2018, as a result of the establishment of a full valuation allowance being required against the Company’s net deferred tax assets.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The provisions of ASU 2016-01 make targeted improvements to enhance the reporting model for financial instruments to provide users of financial statements with more useful information, including certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance was effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2017, and will be effective for the Company for the year ended December 31, 2018. The Company adopted this standard effective January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The provisions of ASU 2016-15 address eight specific cash flow issues and how those certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with “down round” features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2018. The Company adopted this standard effective January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The provisions of ASU 2018-13 set out modifications to the disclosure requirements regarding fair value measurements. The modifications removed certain disclosure requirements regarding transfers between levels of the fair value hierarchy and valuation processes for Level 3 fair value measurements. In addition, the modifications added requirements to disclose changes in unrealized gains and losses for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2019, and will be effective for the Company for the year ending December 31, 2020. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

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

3. Common and Preferred Stock

Authorized Capital

As of March 31, 2019, in conjunction with the IPO, the authorized capital of the Company was decreased to consist of 50,000,000 shares of capital stock, $0.001 par value per share, of which 40,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

As of March 31, 2019 the Company had reserved a total of 415,163 shares of common stock for issuance under the Liquidia Technologies, Inc. Stock Option Plan, as amended (the “2004 Plan”), 786,632 shares of common stock for issuance under the Liquidia Technologies, Inc. 2016 Equity Incentive Plan, as amended (the “2016 Plan”), and 2,220,779 shares of common stock for issuance under the Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”). On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan automatically increased from 1,600,000 to 2,220,778 pursuant to the evergreen provision contained in the 2018 Plan.

During 2017, the Company issued an aggregate of $27.4 million in principal of convertible promissory notes (see Note 9). The convertible notes had an original maturity date of December 31, 2018, as amended, and bore interest at eight percent (8%) per annum. Interest was earned daily and computed on the actual number of days elapsed until all the amounts under the notes have been paid in full. The convertible notes carried multiple conversion scenarios into equity with various discounts.

In February 2018, the Company received proceeds of $25.6 million in exchange for the corresponding sale of Series D and related rights offering to new and existing investors. The applicable issue price per share for the Series D was $0.59808, subject to adjustment as provided in the certificate of incorporation. In addition, all outstanding convertible notes, plus accrued interest, totaling $28.9 million were converted into Series D at the same price per share without a discount. Outstanding warrants to purchase shares of Series C-1 preferred stock, $0.001 par value per share (“Series C-1”), were converted to warrants to purchase the equivalent number of shares of Series D. All references herein to these warrants refer to them as warrants to purchase Series D. In total, 91,147,482 shares of Series D were issued. Each share of Series D was convertible at any time into a share of common stock with such conversion ratio subject to future adjustment. Conversion was automatic upon a qualified financing, as defined in the certificate of incorporation. The Series D was senior to all other series of preferred stock.

In the third quarter of 2018, the Company closed the IPO of 4,833,099 shares of common stock, including the underwriters’ partial exercise of their over-allotment option in connection therewith, which resulted in aggregate net proceeds of $47.3 million, after underwriting discounts and the payment of other offering expenses. In conjunction with the Company’s IPO, all outstanding shares of convertible preferred stock were converted into an aggregate of 9,948,207 shares of common stock.

On March 25, 2019, the Company closed an underwritten follow-on offering of 3,000,000 shares of its common stock at a public offering price of $11.50 per share. The gross proceeds from the offering were $34.5 million and net proceeds were $31.7 million, after deducting underwriting discounts and commissions and other offering expenses.

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

The Class B non-voting common stock, $0.001 par value per share, was converted into shares of voting common stock in conjunction with the Company’s IPO in the third quarter of 2018.

Warrants

Pursuant to the terms of the warrants, upon the conversion of the preferred stock underlying the warrant into common stock, the warrants automatically become exercisable for common stock based upon the conversion ratio of the underlying preferred stock.

Upon closing of the Series D financing, the Company had warrants outstanding to purchase 3,698,128 shares of Series D. In conjunction with the IPO in the third quarter of 2018, these warrants were automatically converted into warrants to purchase 219,761 shares of common stock. During the three months ended March 31, 2019,  64,629 shares of common stock underlying warrants were exercised. As of March 31, 2019 an aggregate of 106,274 shares of common stock underlying warrants were exercisable, each with an exercise price of $0.0168 per share.

4. Stock Options

In November 2004, the Board of Directors adopted, and the stockholders approved, the 2004 Plan to create an additional incentive for employees, directors, consultants and advisors. The 2004 Plan authorized the issuance of stock options to be granted as incentive stock options along with nonqualified stock options, restricted stock and other stock-based awards. The Board of Directors determines the exercise price of all options granted. The options vest based on terms provided for in the individual stock option agreements issued pursuant to the 2004 Plan. Options generally vest on a monthly basis over a period of up to 4 years and have a contractual life of ten years. The 2016 Plan is the successor to the 2004 Plan. The terms of the 2016 Plan are similar to the 2004 Plan. The 2016 Plan provides for accelerated vesting under certain change of control transactions.

On July 19, 2018, in conjunction with the Company’s IPO, the stockholders approved the 2018 Plan. A total of 1,600,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2018 Plan. On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan automatically increased from 1,600,000 to 2,220,778 pursuant to the evergreen provision contained in the 2018 Plan. This reserve will automatically increase each subsequent anniversary of January 1 through 2028, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors. In addition to stock options, the 2018 Plan provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards. The 2018 Plan provides for accelerated vesting under certain change of control transactions.

Determining the appropriate fair value model and the related assumptions requires judgment. The fair value of each option grant is estimated using a Black-Scholes option pricing model. The following table summarizes the assumptions used for estimating the fair value of stock options granted during:

	Three Months Ended
	March 31,
	2019		2018
Expected dividend yield	—%		—%
Risk-free interest rate	2.54%		2.67% - 2.74%
Volatility	84%		78% - 79%
Expected life	6.08	years	6.25	years
Weighted-average fair value per share	$10.02		$7.40

The following table summarizes stock option activity under the 2004 Plan, the 2016 Plan, and the 2018 Plan:

			Weighted
	Shares		Average
	Available	Options	Exercise
	for Issuance	Outstanding	Price
Outstanding at December 31, 2018	1,193,329	1,658,112	$8.76
Shares reserved for future issuance for 2018 Plan	620,779	—
Options granted	(395,408)	395,408	$14.20
Exercised	—	(15,695)	$4.02
Cancelled/expired from 2004 Plan	—	(92,142)	$9.29
Cancelled/expired from 2016 Plan	88,038	(41,084)	$11.00
Outstanding at March 31, 2019	1,506,738	1,904,599	$9.85

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2019:

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
	of	Life	Exercise
	Options	(In Years)	Price
Outstanding and expected to vest	1,650,572	8.00	$9.51
Vested and exercisable	627,784	6.00	$6.29

The weighted-average grant date price per share was $14.20 and $9.31 per share for the shares issued during the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, 15,695 stock options were exercised for the purchase of common stock for total cash proceeds of $63,152. The intrinsic value for the options exercised was $223,989.

As of March 31, 2019, the intrinsic value of options outstanding and exercisable was $4,597,593. The weighted average remaining contractual term of options outstanding and exercisable is 8.18 years as of March 31, 2019.

During the three months ended March 31, 2019 and 2018, stock-based compensation expense for employee stock option awards totaled $886,985 and $341,314, respectively. As of March 31, 2019, there was $9,811,083 of total unrecognized compensation cost related to non-vested stock option grants, which is expected to be recognized over a weighted average period of 3.07 years.

In March 2018, the Board of Directors approved a grant of 127,576 non-performance based restricted stock units (“RSUs”) under the 2016 Plan. The weighted average fair value of such RSUs was $9.31 per share for the three months ended March 31, 2019. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs were to vest over a four-year period similar to stock options. RSUs can only be settled in shares of the Company’s common stock. RSUs are valued at the date of grant and recognized in compensation expense over the vesting period.

Stock Option Modifications

During the three months ended March 31, 2019, certain stock options and RSUs were modified pursuant to a consulting agreement with the Company’s former President and CFO in addition to a retention agreement with the Interim CFO. A total of 127,576 stock options had their vesting period extended to include the one-month term of the post-separation consulting agreement through March 31, 2019. Additionally, 2,658 additional RSUs held by the Company’s former President and CFO vested in March 2019. Furthermore, a total of 30,545 shares of common stock underlying options were modified for possible acceleration of vesting during the following six months as compared to the remaining vesting period of approximately 12 months. The combined result of these modifications was additional stock option expense of $30,566 for the three months ended March 31, 2019.

5. License Agreements

Liquidia performs research under a license agreement with The University of North Carolina at Chapel Hill (“UNC”) as amended (the “UNC Letter Agreement”). As part of the UNC Letter Agreement, Liquidia holds an exclusive license to certain research and development technologies and processes in various stages of patent pursuit, for use in its research and development and commercial activities, with a term until the expiration date of the last to expire patent subject to the UNC Letter Agreement, subject to industry standard contractual compliance. Under the UNC Letter Agreement, Liquidia is obligated to pay UNC royalties equal to a low single-digit percentage of all net sales of Liquidia drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC Letter Agreement. Liquidia may grant sublicenses of UNC licensed intellectual property in return for specified payments based on a percentage of any fee, royalty or other consideration received.

6. Revenue From Contracts With Customers

The Company derives revenues primarily from licensing its proprietary PRINT technology and from performing research and development services. Revenues are recognized as services are performed in an amount that reflects the consideration we expect to be entitled to in exchange for those services and technology.

In September 2015, GSK Inhaled exercised the option to permanently license the technology for a non-refundable payment to the Company of $15.0 million. Pursuant to the license provisions of the collaboration agreement, GSK Inhaled is potentially required to pay Liquidia for certain milestones reached in addition to tiered royalties on the worldwide sales of the licensed products at percentages ranging from the mid-single digits to low-single digits depending on the total number of products developed and other royalty step-down events with a fixed low-single digit royalty floor. On July 20, 2018, GSK notified the Company of its plans to discontinue development of the inhaled antiviral for viral exacerbations in chronic obstructive pulmonary disease under the GSK Inhaled collaboration agreement after completion of the related Phase 1 clinical trial. The result of this change will likely be a delay in resumption of research services from when previously estimated. Therefore, there was no impact on the financial statements for the three months ended March 31, 2019.

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

The Company’s research, development and licensing agreements provide for multiple promised goods and services to be satisfied by the Company and include a license to the Company’s technology in a particular field of study, participation in collaboration committees, performance of certain research and development services and obligations for certain manufacturing services. The transaction price for these contracts includes non-refundable fees and fees for research and development services. Non-refundable up-front fees which may include, for example, an initial payment upon effectiveness of the contractual relationship or payment to secure a right for a future license, are recorded as deferred revenue and recognized into revenue over time as the Company provides the research services under the contract required to advance the products to the point where the Company is able to transfer control of the licensed technology to the customer (‘‘Technology Transfer’’). The contract consideration may also include additional non-refundable payments due to the Company based on the achievement of research, development, regulatory or commercialization milestone events. In agreements involving multiple goods or services promised to be transferred to customers, the Company must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is "distinct"), or whether such promises should be combined as a single performance obligation. As these goods and services are considered to be highly interrelated, they were considered to represent a single, combined performance obligation. The Company includes an estimate of the probable amount of milestone payments to which it will be entitled in the transaction price. The estimate requires evaluation of factors which are outside of the Company’s control and significantly limit the Company’s ability to achieve the remaining milestone payments. Therefore, the Company has not included any future milestone payments in the transaction price allocated to research, development and licensing agreements as of March 31, 2019. The Company revises the transaction price to include milestone payments once the specific milestone achievement is not considered to be subject to a significant reversal of revenue. At that time, the estimated transaction price is adjusted and a cumulative catch-up adjustment is recorded to adjust the amount of revenue to be recognized from the license inception to the date the milestone was deemed probable of achievement. The milestone is included with other non-refundable up-front fees and recognized into revenue over time as the Company continues to provide services under the contract prior to the Company’s Technology Transfer. The amount of revenue recognized is based on the proportion of total research services performed to date to the expected services to be provided until Technology Transfer is expected to occur.

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

There were no revenues for the three months ended March 31, 2019. The following tables represent a disaggregation of revenue by each significant research, development and licensing agreement and payment type for the three months ended March 31, 2018:

	Revenue for the Three Months Ended
	March 31, 2018 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$45,058	$225,293	$168,000	$438,351
Other	—	—	487,619	487,619
Total	$45,058	$225,293	$655,619	$925,970

Transaction Price Allocated to the Remaining Performance Obligations

In December 2017, the Company was made aware of delays and reduced requirements and budget for support for its GSK and G&W Laboratories collaborators and revised its estimate of the remaining estimated period of the performance obligations. As a result, approximately $3.0 million of deferred revenue previously considered current was reclassified to long-term deferred revenue as it was not expected to be recognized within 12 months. As of March 31, 2019, approximately $8.0 million of revenue is expected to be recognized from remaining performance obligations for non-refundable payments. The Company expects to recognize revenue on approximately 0%,  3% and 11% of these remaining performance obligations in 2019,  2020 and 2021 respectively, with the balance recognized thereafter.

Deferred Sublicense Payments

Sublicense payments to UNC are considered direct and incremental fulfillment costs of the Company’s research, development and licensing agreements as the PRINT technology resources used by the Company are continually researched by UNC. These costs are deferred and then amortized into Cost of Sales over the same estimated period of benefit as the period of the underlying revenue recognition. As of March 31, 2019, the balances of these unamortized payments included in current and long-term prepaid expenses and other assets was $0 and $807,192, respectively. As of December 31, 2018, the balances of these unamortized payments included in current and long-term prepaid expenses and other assets was $0 and $807,192, respectively.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	2019	2018
Lab and build-to-suit equipment	$5,391,850	$6,123,194
Grant equipment	1,143,700	1,143,701
Office equipment	130,460	130,460
Furniture and fixtures	233,001	205,051
Computer equipment	778,344	799,515
Leasehold improvements	8,791,254	8,878,361
Construction-in-progress	204,956	155,148
Total property, plant and equipment	16,673,565	17,435,430
Accumulated depreciation	(9,148,115)	(9,304,722)
Property, plant and equipment, net	$7,525,450	$8,130,708

The Company recorded depreciation and amortization expense of $609,034 and $324,854 for the three months ended March 31, 2019 and 2018, respectively.

In December 2016, the Company executed an agreement with a commercial manufacturer to build a PRINT particle fabrication line for the production in support of Pharmaceutical Products. The ultimate cost was approximately $1.6 million. The Company financed this transaction with a third-party vendor, CSC Leasing Company (“CSC”). CSC made payments to the manufacturer per the payment schedule in the agreement as the asset was fabricated. CSC charged the Company a monthly lease rate on the scheduled payments made to the manufacturer as interim financing costs until the asset was completed and placed in service. Upon completion of fabrication, the lease commenced on March 1, 2018 (“CSC Financing”).

In accordance with ASC 840, Leases, for build-to-suit arrangements where the Company is involved in the fabrication of an asset prior to the commencement of the ultimate financing or takes some level of construction risk, the Company is considered the accounting owner of the assets during the fabrication period. Accordingly, during the fabrication phase, the Company recorded a construction-in-progress asset within Property, Plant and Equipment and a corresponding deferred financing obligation liability for contributions by CSC toward fabrication. Upon completion of the fabrication in March 2018, since the Company maintained substantially all of the risk and rewards of ownership of the asset, the Company recorded the transaction as a financing, continuing to record the asset and reclassifying the deferred financing obligation to debt. In accordance with Topic 842, the CSC Financing was recharacterized as a finance lease in the first quarter of 2019 and accounted for accordingly (see Note 8).

8. Commitments and Contingencies

Leases

We lease certain lab space, office space, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine lease and non-lease components, if any. Most leases include one or more options to renew. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Consistent with past practice, the Company has recognized all such purchase options as part of its right-of-use assets and lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company conducts its operations from leased facilities in Morrisville, North Carolina, the leases for which expire in 2026. The leases are for general office, laboratory, research and development and light manufacturing space. The lease agreements require the Company to pay property taxes, insurance, common area expenses and maintenance costs. In November 2014 and November 2015, the Company executed the first and second extension period clauses, respectively, resulting in additional months to the lease for the related premises extending until October 2022. As part of these extensions, the Company received tenant allowances of $228,973 and $392,020, respectively, for expansion of laboratory and office space. In January 2017, the Company signed a second extension to the lease of its primary building for an additional 48 months and expiring October 31, 2026. A tenant allowance of approximately $2,000,000 was also made available for use to help fund the expansion and build out of the primary building. This allowance was fully utilized as of March 31, 2019. In November 2018, the Company amended the lease of its primary building to expand by 8,264 additional square footage expiring October 31, 2026 in exchange for terminating the Company’s other lease with the same landlord for 4,400 noncontiguous square feet. A tenant allowance of approximately $1.0 million was also made available for use to help fund the build out related to the expansion of the primary building lease. The incremental rent over the terminated lease for the first 12 months of this lease expansion amounts to $0.1 million, subject to lease escalation in subsequent periods.

The Company also leases copier equipment under an operating lease, which expires in 2023.

The Company leases specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The interest rates related to these lease obligations range from 0.2% to 12.2%. The CSC Financing (see Note 7) has a term of three years with equal monthly payments that by themselves imply an interest rate equal to approximately 5.4% per annum. The effective interest rate is 14.9%. The CSC Financing is secured by a lien on the related build-to-suit equipment and includes an option to purchase the build-to-suit equipment at maturity at an amount equal to the lesser of fair market value or 23% of the initial financed amount. The right-of-use assets related to finance leases net of amortization is $2,164,349 as of March 31, 2019 and is included in lab equipment, build-to-suit equipment, computer equipment and leasehold improvements within property, plant and equipment in the accompanying Balance Sheet (see Note 7).

The Company’s lease cost is reflected in the accompanying Statements of Operations and Comprehensive Loss as follows:

		Three Months Ended	Three Months Ended
	Classification	March 31, 2019	March 31, 2018
Operating lease cost	General and administrative	$244,683	$—
Finance lease cost
Amortization of lease assets	General and administrative	298,242	—
Interest on lease liabilities	Interest expense	51,305	—
Lease cost		$594,230	$—

The weighted average remaining lease term and discount rates as of January 1, 2019 were as follows:

Weighted average remaining lease term (years)
Operating leases	4.1
Finance leases	1.3
Weighted average discount rate
Operating leases	10.3%
Finance leases	2.71%

The discount rate for operating leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms. The discount rate for finance leases are estimated based upon the underlying lease terms. The future minimum lease payments as of March 31, 2019 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2019 (remaining nine months)	$832,618	$800,248	$1,632,866
2020	1,172,759	1,120,206	2,292,965
2021	1,207,708	566,145	1,773,853
2022	1,243,934	—	1,243,934
2023	1,283,253	—	1,283,253
Thereafter	3,830,299	—	3,830,299
Total minimum lease payments	9,570,571	2,486,599	12,057,170
Less: Interest	(2,991,115)	(237,907)	(3,229,022)
Present value of lease liabilities	$6,579,456	$2,248,692	$8,828,148

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payents under non-cancellable leases as of December 31, 2018 are as follows:

	Operating	Finance
	Leases	Leases
2019	$1,077,532	$464,797
2020	1,168,710	354,739
2021	1,203,658	33,774
2022	1,239,885	—
2023	1,276,356	—
Thereafter	3,818,795	—
Total minimum lease payments	$9,784,936	853,310
Less: Interest		(24,525)
Present value of lease liabilities		$828,785

Other

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. As future contingent consideration under the agreement, the Company agreed to pay $400,000 related to the timing of the Company’s first Phase 3 clinical trial which commenced site initiation in December 2017. The consideration of $400,000 is comprised of initial consideration of $20,000 paid in 2017, $80,000 paid upon first dosing of the first patient in the Phase 3 clinical trial which occurred in 2018, and $300,000 due no later than December 31, 2018, which was paid in 2018. In addition, the Company also agreed to pay future contingent royalties on net sales totaling no more than $1,500,000. As of March 31, 2019 and December 31, 2018,  $0 and $0 was recorded as Current Liabilities in the accompanying Balance Sheets, respectively.

In December 2017, GSK Inhaled made the Company aware of its modified plans under the GSK Inhaled Collaboration and Option Agreement, and the reduced requirement and budget for Liquidia support, commensurate with its research and development plans related to PRINT effective March 31, 2018. As a result, in December 2017, the Company committed to a plan to reduce its workforce which was communicated to the workforce and completed the plan in January 2018. The total employee severance expense resulting from this plan is $404,407, which was recorded in March 2018 to Research and Development Expense in the accompanying Statements of Operations and Comprehensive Loss for the three months ended. No further employee severance expense is planned related to this matter.

9. Long-Term Debt

Long-term debt consisted of the following as of:

		March 31,	December 31,
	Maturity Date	2019	2018
Pacific Western Bank note	October 25, 2022	$10,821,081	$10,802,355
CSC build-to-suit equipment financing, net of discount	February 28, 2021	—	1,142,194
Less current portion		(924,505)	(316,906)
Long-term debt, less current portion		$9,896,576	$11,627,643

Pacific Western Bank

In January 2016 and October 2016, the Company entered into a Loan and Security Agreement (“LSA”) and an amendment, respectively, with Pacific Western Bank (“Pacific Western”). The LSA provided that the Company may borrow up to $10.0 million three tranches of a term loan (“Term Loan”) to supplement working capital and finance facility expansion and capital equipment purchases. The Term Loan was collateralized by a lien on all assets of the Company that are not otherwise encumbered, including a negative pledge on intellectual property prohibiting its sale without Pacific Western’s consent. Amounts borrowed under the Term Loan could be repaid at any time without penalty or premium. The Term Loan was interest-only through July 6, 2017, followed by an amortization period of 30 months of equal monthly payments of principal plus interest, beginning on August 6, 2017 and continuing on the same day of each month thereafter until paid in full. Any amounts borrowed under the Term Loan bore interest at 3.75% during the initial 18-month interest-only period. Following the interest-only period, the interest rate increased to 5.00%, which was to be fixed for the duration of the Term Loan. Subsequent to the Company closing its IPO, on August 6, 2018 the Company paid Pacific Western a liquidity event success fee of $400,000, which was recorded as Interest Expense in the accompanying Statement of Operations and Comprehensive Loss.

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

On October 26, 2018, the Company and Pacific Western entered into an Amended and Restated Loan and Security Agreement (the “A&R LSA”) in which the Company received an initial tranche of $11.0 million to extinguish its existing debt of $8.0 million under the LSA, repay in full the $1.8 million in outstanding indebtedness under the UNC Promissory Note (as defined below) and for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provides for access to a second tranche of up to $5.0 million available to be drawn at the Company’s option through June 30, 2019. The second tranche became accessible as a result of the full enrollment of the Company’s LIQ861 INSPIRE clinical trial, without observing any materially adverse data through the two week endpoint. Both tranches require payments of interest-only through December 31, 2019, which interest-only period can be extended by six months if the Company closes on at least $40.0 million in new financing from either equity sales or licensing activities by October 31, 2019 (the “Financing Condition”).

The A&R LSA carries a one-time success fee tiered by tranche totaling between $187,000 and $375,000 depending upon whether the Financing Condition is met, and a prepayment penalty of 1% to 2% for the first 24 months of the drawn tranche. The minimum cash covenant is $8.5 million, which can be reduced to $6 million in the event the Financing Condition is met. Pacific Western maintains a blanket lien on all assets excluding intellectual property, for which it has been provided a negative pledge. Pursuant to the A&R LSA, the Company is also obligated to comply with various other customary covenants, including, among other things, restrictions on its ability to dispose of assets, replace or suffer the departure of the CEO or CFO without delivering ten days’ prior written notification to Pacific Western, suffer a change on the Board of Directors which would result in the failure of at least one partner of either New Enterprise Associates or

Canaan Partners or their respective affiliates to serve as a voting member in each case without having used best efforts to deliver at least 15 days’ prior written notification to Pacific Western, make acquisitions, be acquired, incur indebtedness, grant liens, make distributions to its stockholders, make investments, enter into certain transactions with affiliates or pay down subordinated debt, subject to specified exceptions.

UNC Promissory Note

In September 2012, the Company issued an unsecured promissory note with principal amount of $0.6 million as a sublicense fee to UNC, with principal and interest due in full on September 1, 2016, bearing an interest rate equal to the one-year LIBOR plus 2%, compounding annually, or the UNC Promissory Note. In June 2016, the Company (as licensee) negotiated modifications to its license agreement with UNC in exchange for an increase of $1.5 million to the note payable and extension of the maturity to December 31, 2017. As the Company had previously recorded a contingent liability of $1.5 million related to this license, the increase to the note payable was recorded as a reduction to the accrued expense balance at this time. In addition, the initial note of $0.6 million plus accrued interest were extended under the same terms. The combined note payable interest rate was increased by 1%. The balance of the promissory note at March 31, 2019 and December 31, 2018 was $0 and $0, respectively. In December 2017, the Company executed an amendment to the UNC Promissory Note that extended the maturity date of the promissory note from December 31, 2017 to June 30, 2018. All other terms and conditions of the Letter Agreement continued in force through the new maturity date. In June 2018, the Company executed an amendment to the UNC Promissory Note that extended the maturity date of the promissory note from June 30, 2018 to December 31, 2018 with the potential for acceleration depending on the proceeds of the IPO. All other terms and conditions of the Letter Agreement were to continue in force through the new maturity date. All such amendments to the UNC Promissory Note were accounted for as a modification. On August 2, 2018, the Company made a payment of $600,000 to UNC. The Company repaid the entire balance outstanding plus accrued interest pursuant to the closing of the A&R LSA with Pacific Western on October 26, 2018.

Convertible Notes

In January and February 2017, the Company issued an aggregate of $11.8 million in principal of convertible promissory notes (the “January and February Notes”). The January and February Notes were accompanied by warrants to purchase of up to 25% of the aggregate principal amounts of the notes, equal to 3,698,128 shares of Series D. The January and February Notes were scheduled to mature on December 31, 2018, as amended, and bore interest at 8% per annum. Interest was earned daily and computed on the actual number of days elapsed until all the amounts under the notes had been paid in full. All unpaid principal and all accrued, but unpaid interest of each investor’s note was due and payable on demand at the request of the investor at any time after December 31, 2018. In addition, upon the consummation of an asset sale, acquisition, or IPO, as defined, the investors may have elected to accelerate the repayment of the note or convert into common stock or Series C-1 based on various scenarios.

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

Accounting for Convertible Notes

The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from allocation of proceeds to interest expense using the straight-line method over the expected term of the notes pursuant to ASC 835, Interest (ASC 835).

In connection with the issuance of the convertible notes and warrants, the Company recorded discounts equal to the full amount of each series of notes based on an allocation of proceeds to the warrants, an allocation to bifurcated derivatives which consist of a contingent put option upon a change of control or acceleration upon event of default and a contingent call option upon a change of control included in the notes, and a beneficial conversion feature, before issuance costs, based on the difference between the fair value of the underlying common stock at the commitment date of each note transaction and the effective conversion price of the notes, as limited by the proceeds allocated to the notes. Since the initial carrying value of all three series of convertible notes was $0, the combined debt issuance costs of $1,397,624 were charged to Interest Expense. See Note 2 for discussion of the Company’s policies for accounting for convertible instruments with detachable liability-classified warrants.

In February 2018, the Company received proceeds of $25.6 million in exchange for the corresponding sale of shares of Series D at a price per share of $0.59808. In addition, all outstanding convertible notes, plus accrued interest, totaling $28.9 million, were converted into Series D at the same price per share. The unamortized balances of the discounts on convertible notes of $17.6 million were then amortized to interest expense. Therefore, the balances of these notes at March 31, 2019 was $0.  No gain or loss was recorded upon the conversion of the convertible notes.

Accounting for the Warrant Liabilities

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in derivative and warrant fair value adjustments in the Company’s Statements of Operations and Comprehensive Loss. The warrants, with a fair value of $4,474,122 at inception, were initially recorded as warrant liabilities on the Balance Sheets with a corresponding discount to the notes. The change in the estimated fair value of the warrant liabilities resulted in a fair value adjustment and is included in derivative and warrant fair value adjustments in the Statements of Operations and Comprehensive Loss. In conjunction with the IPO, the warrants automatically converted to warrants to purchase common stock. Therefore, upon IPO, the warrant liabilities were marked to fair market value and transferred to additional paid-in capital. Changes in the values of the warrant liabilities for the three months ended March 31, 2019 and 2018 are summarized below:

	Three Months Ended March 31,
	2019	2018
Fair value, beginning of period	$—	$2,462,859
Issuance of warrants	—	—
Change in fair value	—	753,887
Transfer to additional paid-in capital	—	—
Fair value, end of period	$—	$3,216,746

Assumptions Used in Determining Fair Value of Liability Classified Warrants

To estimate the fair value of the warrants, the Company used a combination of the Current Value Method, Option Pricing Method (“OPM”) and Black-Scholes Option Pricing Model, in a Probability-Weighted Expected Return Method (“PWERM”) context, or the Hybrid Method (“Hybrid Method”). The Company estimated the fair value of the most senior series of preferred stock and estimated the fair value of common stock in the various conversion scenarios. The Company used a Black-Scholes option pricing model to estimate the fair value of the warrants using the life of the warrants, assuming a sale of the Company does not occur, and the fair value of underlying equity values from the first step. The Company probability-weighted each scenario to arrive at an estimated fair value of the warrants.

Depending upon the scenario, warrants could be exercised to purchase either common stock or the most senior series of preferred stock. To value the warrants in each scenario, the Company used either an OPM or the Black-Scholes option pricing model. The hybrid method is a useful alternative to explicitly modeling all PWERM scenarios in situations when the Company has transparency into one or more near-term exits but is unsure about what will occur if the current plans fall through.

Key assumptions in the hybrid method include:

•	OPM-various conversion scenarios
•	Probability
•	Timing (Each financing scenario)
•	Enterprise value
•	Type of Security
•	Estimated security value
•	Methodology of valuing warrant OPM

Scheduled annual maturities of long-term debt as of March 31, 2019 are as follows:

Year ending December 31:
2019 - (nine months remaining)	$—
2020	4,000,000
2021	4,000,000
2022	3,000,000
Total	11,000,000
Less: Unamortized discount	(141,268)
Less: Unamortized debt issuance costs	(37,651)
Less: Current portion of long-term debt	(924,505)
$9,896,576

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this quarterly report. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this quarterly report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

Liquidia Technologies, Inc. (“Liquidia”, “we”, “us” or “our”) is a late-stage clinical biopharmaceutical company focused on the development and commercialization of human therapeutics using our proprietary PRINT technology to transform the lives of patients. PRINT is a particle engineering platform that enables precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies.

Product Pipeline

We are currently focused on the development of two product candidates for which we hold worldwide commercial rights: LIQ861 for the treatment of pulmonary arterial hypertension, or PAH, and LIQ865 for the treatment of local post-operative pain.

The following table summarizes our clinical-stage product candidates being developed using PRINT technology:

LIQ861

Our lead product candidate, LIQ861, is being evaluated in an open-label Phase 3 clinical trial, known as INSPIRE, or Investigation of the Safety and Pharmacology of Dry Powder Inhalation of Treprostinil, as a potential treatment for patients with PAH. LIQ861 is an inhaled dry powder formulation of treprostinil that is administered using a convenient, disposable dry powder inhaler, or DPI. Treprostinil is a synthetic analog of prostacyclin, a vasoactive mediator essential to normal lung function, which is deficient in patients with PAH. We believe that LIQ861 has the potential to improve the therapeutic profile of existing formulations of treprostinil by enhancing deep-lung delivery and achieving higher dose levels than current inhaled therapies.

The primary objective of the INSPIRE study is to evaluate the long-term safety and tolerability of LIQ861. The study is designed to evaluate patients who have either been under stable treatment with Tyvaso (nebulizer-delivered treprostinil) for at least three months and are transitioned to LIQ861 under the protocol or who have been under stable treatment with no more than two non-prostacyclin oral PAH therapies for at least three months and have their treatment regimen supplemented with LIQ861 under the protocol.

As reported on March 11, 2019, we completed enrollment and met the primary endpoint in our INSPIRE trial. LIQ861 was observed to be well-tolerated in 109 patients, with 101 patients (93%) completing at least two months of treatment. During the two-month period, LIQ861 was evaluated at doses up to 150 mcg capsule strength with no study-drug related serious adverse events. Moreover, one center in our INSPIRE trial dosed a patient above 150 mcg capsule strength and we have not yet determined a maximum tolerated dose of LIQ861. We also completed enrollment in our one-directional crossover sub-study comparing bioavailability and pharmacokinetics of treprostinil as sub-study patients transitioned from Tyvaso to LIQ861. We expect to report our bioavailability and pharmacokinetics results in the second quarter of 2019.

On April 3, 2019, we reported further data from our INSPIRE trial on exploratory endpoints at two months of treatment that demonstrated favorable functional and patient outcomes, as indicated by the Minnesota Living with Heart Failure Questionnaire (MLWHFQ) and measurement of six-minute walk distance (6MWD).

We intend to maintain patients on LIQ861 up to our U.S. launch and collect data relating to the effects of LIQ861 on hemodynamic measurements. We are targeting a New Drug Application, or NDA, submission to the U.S. Food and Drug Administration, or FDA, for LIQ861 in late 2019.

LIQ865

We have completed two Phase 1 clinical trials of our second product candidate, LIQ865, for the treatment for local post-operative pain. LIQ865 is our proprietary injectable, sustained-release formulation of bupivacaine, a non-opioid pain medicine. We have designed LIQ865 to be administered as a single treatment for the management of local post-operative pain for three to five days after a procedure, which we believe, if approved, has the potential to provide significantly longer post-operative pain relief compared to currently marketed formulations of bupivacaine. We initiated Phase 2-enabling toxicology studies in the first quarter of 2019, and we expect to complete these studies by the end of 2019 and commence initial Phase 2 proof of concept clinical trials in 2020.

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

Since our inception, we have incurred significant operating losses. Our net loss was $13.8 million and $27.5 million for the three months ended March 31, 2019 and 2018, respectively, and $53.1 million and $29.2 million for the years ended December 31, 2018 and 2017, respectively, and as of March 31, 2019, we had an accumulated deficit of $181.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

As of March 31, 2019, we had cash of $60.8 million. We believe that our existing cash together with funds available under the A&R LSA (as defined below), will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Our Collaborations

Our only revenue, which has been derived from collaborating and licensing our proprietary PRINT technology to pharmaceutical companies, amounted to $0 and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. GlaxoSmithKline plc, or GSK, accounted for $0 and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, or 0% and 47%, respectively, of our total revenue during these periods. Our collaborators make up-front fees or technology access payments, pay us to achieve clinical milestones, pay us fees to develop their drug products through research and development services like particle formulation and manufacturing and will pay us royalties upon ultimate commercial sales of the related products.

GSK

We have actively collaborated with GSK on the use of our PRINT technology in respiratory disease since 2012.

In June 2012, we entered into an Inhaled Collaboration and Option Agreement with GSK, or the GSK ICO Agreement, under which we granted GSK exclusive options and licenses to further develop and commercialize inhaled therapies using our PRINT technology. In September 2015, GSK exercised its option to obtain an exclusive, worldwide license to certain of our know-how and patents relating to our PRINT technology, for the purpose of, among others, conducting preclinical studies of inhaled therapeutics developed, manufactured or otherwise produced using our PRINT technology. In consideration for GSK’s exercise of this option, we received a non-refundable up-front payment of $15.0 million, which amount is being amortized into revenue over a period of time based on the estimated remaining development period and on a similar basis as research and development services are expected to be performed, a period of 90 months as of March 31, 2019. Under the terms of the GSK ICO Agreement, we are also entitled to certain milestone payments aggregating up to $158 million upon the achievement of specified milestone events for new non-rescue therapeutic products. Rescue therapeutic products are therapeutics that GSK develops with our PRINT technology that had previously been discontinued from development. We are also entitled to tiered royalties on the worldwide sales of the licensed products at percentages ranging from the mid-single digits to low-single digits depending on the total number of products developed and other royalty step-down events, with a fixed low-single digit royalty floor under the GSK ICO Agreement. Revenues from research and development services under the GSK ICO Agreement amounted to $0 and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

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

G&W Laboratories

In June 2016, we entered into a development and license agreement, or the G&W Labs Agreement, with G&W Laboratories, Inc., or G&W Labs, to develop multiple products for topical delivery in dermatology using our PRINT technology. We received the first non-refundable up-front fee of $1.0 million under this agreement in June 2016, which amount was being amortized into revenue over a period of time based upon the estimated remaining development period and on a similar basis as research and development services were expected to be performed. We began performing research and development services under this agreement in July 2016. In April 2018, we and G&W Labs mutually agreed to terminate the G&W Labs Agreement. As a result, during the year ended December 31, 2018, the remaining unamortized balances in the related deferred revenue and deferred sublicense payments of $0.9 million and $0.1 million, respectively, were fully recorded as Revenues and Cost of sales, respectively, in the accompanying Statement of Operations and Comprehensive Loss.

Components of Statements of Operations

Revenue

Our revenue has primarily been derived from collaborating and licensing our proprietary PRINT technology to pharmaceutical companies. In the future, we also expect to derive our revenue from our own pharmaceutical products. Up until the fourth quarter of 2018, we managed, reported and evaluated our business in the following two segments: Pharmaceutical Products and Partnering and Licensing. These reportable operating segments were determined in accordance with our internal management structure, which was organized based on operating activities, the manner in which we organized segments for making operating decisions and assessing performance and the availability of separate financial results.

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

•

manufacturing process development and scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;

•	outsourced professional scientific development services;
•	employee-related expenses, which include salaries, benefits and stock-based compensation for personnel in research and development functions;
•	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
•	laboratory materials and supplies used to support our research activities; and
•	allocated expenses for utilities and other facility-related costs.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our ongoing Phase 3 clinical trial and other development work for LIQ861, continue the development of LIQ865, conduct additional clinical trials, continue manufacturing process development and scale-up and prepare for regulatory filings for our product candidates and regulatory inspection of facilities utilizing our PRINT manufacturing process as well as prepare for potential commercial readiness for LIQ861, our lead product candidate.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

•	the number of clinical sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that ultimately participate in the trials;
•	the number of doses patients receive;
•	the duration of patient follow-up; and
•	the results of our clinical trials.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include facility-related costs, patent filing and prosecution costs and professional fees for marketing, legal, auditing and tax services and insurance costs.

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. We anticipate the additional costs for these services will increase our general and administrative expenses by approximately $1.5 million to $2.0 million on an annual basis. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table summarizes our results of operations:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Revenues	$—	$926
Costs and expenses:
Cost of sales	—	27
Research and development	10,664	7,627
General and administrative	3,022	2,150
Total costs and expenses	13,686	9,804
Loss from operations	(13,686)	(8,878)
Other income (expense):
Interest income	138	—
Interest expense	(218)	(17,877)
Derivative and warrant fair value adjustments	—	(754)
Total other income (expense)	(80)	(18,631)
Net loss	$(13,766)	$(27,509)

Revenues

Revenues were $0 for the three months ended March 31, 2019, compared to $0.9 million for the three months ended March 31, 2018. The decrease of $0.9 million, or 100.0%,  was due to no research and development services performed during the three months ended March 31, 2019.  In addition to revenues from research and development services, revenue related to up-front payments is being recognized ratably to the extent that research and development services are performed.

Cost of Sales

Our cost of sales was $0 for the three months ended March 31, 2019, compared to $27,049 for the three months ended March 31, 2018. Cost of sales represents sub-licensing fees paid to UNC when licensing revenue is recognized from the use of the intellectual property that we in-licensed from UNC.

Research and Development Expenses

Our research and development expenses were $10.7 million for the three months ended March 31, 2019, compared to $7.6 million for the three months ended March 31, 2018. The increase of $3.1 million, or 40.8%, was primarily due to the ongoing clinical development of LIQ861 which commenced in late December 2017. Research and development expenses consisted of $8.4 million and $0.7 million attributable to our ongoing development of LIQ861 and LIQ865, respectively, and $1.6 million from general research and development that was not directly related to a particular product.

General and Administrative Expenses

Our general and administrative expenses were $3.0 million for the three months ended March 31, 2019, compared to $2.1 million for the three months ended March 31, 2018. The increase of $0.9 million, or 42.9%, was primarily due to employee-related expenditures of $0.6 million, stock compensation of $0.6 million and public company costs of $0.2 million partially offset by a decrease in professional fees of $0.3 million. General and administrative expense are mainly the result of personnel expenses, including stock-based compensation, as well as legal and consulting fees and tax expense.

Loss from Operations

We recorded a loss from operations of $13.7 million for the three months ended March 31, 2019, compared to $8.9 million for the three months ended March 31, 2018. The increase of $4.8 million, or 53.9%, was primarily due to a decrease in revenues, an increase in research and development expenses and an increase in general and administrative expenses during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Other Income (Expense)

Interest income was $0.1 million for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018.  The increase of $0.1 million was primarily due to our access to interest-bearing accounts in 2019.

Interest expense was $0.2 million for the three months ended March 31, 2019, compared to $17.9 million for the three months ended March 31, 2018. The decrease in interest expense of $17.7 million, or 98.9, was primarily due to lower levels of debt during the three months ended March 31, 2019 as a result of the conversion of $27.4 million of convertible notes into shares of Series D preferred stock in February 2018.

Derivative and warrant fair value adjustments resulted in income of $0 for the three months ended March 31, 2019, compared to expense of $0.8 million for the three months ended March 31, 2018. The decrease of $0.8 million was primarily due to the conversion of the warrants to warrants for common stock at the time of the initial public offering.

Liquidity and Capital Resources

Overview

We have financed our growth and operations through a combination of funds generated from our licensing revenues, the issuance of convertible preferred stock and common stock, capital leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash have been for working capital requirements and capital expenditures. As of March 31, 2019, we have no outstanding material commitments for capital expenditures. We monitor our net operating cash flow and maintain a level of cash deemed adequate by our management for working capital purposes.

As of March 31, 2019, we had stockholders’ equity of $37.3 million and an accumulated deficit of $181.4 million. Our cash balance was $60.8 million as of March 31, 2019.

Sources of Liquidity

We have financed a portion of our working capital through debt instruments. We maintained a $10.0 million term loan facility with Pacific Western Bank, or PWB, for working capital purposes pursuant to a loan and security agreement, or the LSA. Immediately prior to entry into the A&R LSA (as defined below), we had fully utilized our $10.0 million term loan facility with PWB with a remaining outstanding balance of $8.0 million. The facility was secured by all of our assets other than intellectual property. We could not encumber our intellectual property without the consent of PWB. The outstanding principal amount under the loan facility bore interest at 5.0% per annum. Of the then-current amount outstanding, the loan was to mature with respect to $3.0 million in January 2020, with the remainder being due and payable in October 2020. Beginning in August 2018, the term loan would have required equal monthly payments of principal plus interest each month thereafter until amortized and paid in full. We have, in the past, breached multiple covenants in our LSA related to cash levels and reporting requirements. PWB provided waivers in relation to all such prior breaches.

On October 26, 2018, we and PWB entered into an Amended and Restated Loan and Security Agreement, or the A&R LSA, in which we received an initial tranche of $11.0 million to extinguish our then-current debt of $8.0 million under the LSA, repay in full the outstanding indebtedness under the UNC Promissory Note (as defined below) and for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provides for access to a second tranche of up to $5.0 million available to be drawn at our option through June 30, 2019. The second tranche became accessible as a result of the full enrollment of the Company’s LIQ861 INSPIRE clinical trial, without observing any materially adverse data through the two week endpoint. Both tranches require payments of interest-only through December 31, 2019, which interest-only period can be extended by six months if we close on at least $40.0 million in new financing from either equity sales or licensing activities by October 31, 2019, or the Financing Condition. The A&R LSA carries a one-time success fee tiered by tranche totaling between $187,000 and $375,000 depending on whether the Financing Condition is met, and a prepayment penalty of 1% to 2% for the first 24 months of the drawn tranche. The minimum cash covenant is $8.5 million, which can be reduced to $6.0 million in the event the Financing Condition is met.

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

During most of the year ended December 31, 2018, we had outstanding a promissory note to UNC, or the UNC Promissory Note. The UNC Promissory Note was unsecured and bore interest at a rate equal to one-year LIBOR plus 3%, compounded annually. The UNC Promissory Note was due and payable in full on December 31, 2018. Following the completion of the initial public offering of our common stock in July 2018, on August 2, 2018 we made a payment to UNC of $600,000. We repaid the entire balance outstanding under the UNC Promissory Note, plus accrued interest pursuant to the closing of the A&R LSA with PWB on October 26, 2018.

In a series of closings from January 9, 2017 to November 29, 2017, we issued and sold an aggregate of $27.4 million underlying a total of 27 unsecured subordinated convertible promissory notes, each accruing simple interest at a rate of 8.0% per annum.

In February 2018, we issued and sold an aggregate of 91,147,482 shares of Series D preferred stock at a price per share equal to $0.59808. Of the 31 investors that participated in that financing, 10 investors purchased an aggregate of 42,863,825 shares of Series D preferred stock for an aggregate purchase price of $25.6 million and 26 holders of outstanding convertible notes, in the aggregate amount of $28.9 million, converted their notes into an aggregate of 48,283,657 shares of Series D preferred stock.

In the third quarter of 2018, we closed the initial public offering of 4,833,099 shares of common stock, including the underwriters’ partial exercise of their over-allotment option in connection therewith, which resulted in aggregate net proceeds of $47.3 million, after underwriting discounts and the payment of other offering expenses.

In March 2019, we closed an underwritten follow-on public offering of 3,000,000 shares of our common stock at a public offering price of $11.50 per share. The gross proceeds from the offering were $34.5 million and net proceeds were $31.7 million, after deducting underwriting discounts and commissions and other offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,108)	$(10,000)
Investing activities	(245)	(257)
Financing activities	31,628	24,432
Net increase in cash	$21,275	$14,175

Operating Activities

Net cash used in operating activities increased $0.1 million, from $10.0 million for the three months ended March 31, 2018 to $10.1 million for the three months ended March 31, 2019. The increase was mainly due to the decrease in net loss. The primary drivers of operating cash requirements were our research and development and general and administrative activities in each period. For the three months ended March 31, 2019, the net cash used in operating activities was $10.1 million, which was comprised of operating cash outflows before working capital changes of $12.3 million and net working capital outflows of $2.1 million.

Investing Activities

Net cash used in investing activities decreased $0.1 million from $0.3 million for the three months ended March 31, 2018 to $0.2 million for the three months ended March 31, 2019. The decrease was due to decreased purchases of property, plant and equipment.

Financing activities

Net cash provided by financing activities increased $7.2 million from $24.4 million for the three months ended March 31, 2018 to $31.6 million for the three months ended March 31, 2019. This increase was primarily due to net proceeds from the follow-on offering of common stock of $32.0 million during the three months ended March 31, 2019, as compared to the sale of Series D preferred stock of $25.1 million during the three months ended March 31, 2018.

Funding Requirements

We plan to focus in the near-term on the development, regulatory approval and potential commercialization of LIQ861 and LIQ865. We anticipate we will incur net losses for the next several years as we complete clinical development of these product candidates and continue research and development of additional product candidates. In addition, we plan to continue to invest in discovery efforts to explore additional product candidates, potentially build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current clinical trials when we expect, or at all.

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

As a publicly traded company we will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq Stock Market LLC, or Nasdaq, requires public companies to implement specified corporate governance practices that previously were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our existing cash position together with additional funding from the A&R LSA will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020, including the completion of our ongoing Phase 3 clinical trial and other development work for LIQ861 and the initiation of our Phase 2-enabling toxicology studies in March 2019 for LIQ865, which we anticipate will result in LIQ865 being Phase 2-ready by the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize our product candidates, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for LIQ861 or LIQ865, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues or net loss for the three months ended March 31, 2019 or in the years ended December 31, 2018 and 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented in this quarterly report on Form 10-Q, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of  March 31, 2019, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Apart from new internal controls and systems implemented in conjunction with the new lease accounting standard (see Note 2 – Leases), there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $13.8 million for the three months ended March 31, 2019, and $53.1 million and $29.2 million for the years ended December 31, 2018 and 2017, respectively. We also had negative operating cash flows in the three months ended March 31, 2019, and for the years ended December 31, 2018 and 2017, in addition to negative working capital at December 31, 2018. As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $181.4 million and $167.1 million, respectively.

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

We have completed a Phase 1 clinical trial for LIQ861 and an early Phase 1a clinical trial in Denmark for LIQ865 and a Phase 1b clinical trial for LIQ865 in the United States. We commenced a Phase 3 clinical trial for LIQ861 in the first quarter of 2018 and reported completion of enrollment and achievement of the primary endpoint in the INSPIRE trial in the first quarter of 2019. LIQ861 was observed to be well-tolerated in 109 patients, with 101 patients (93%) completing at least two months of treatment. During the two-month period, LIQ861 was evaluated at doses up to 150 mcg capsule strength with no study-drug related serious adverse events, with one center dosing a patient above the 150 mcg capsule strength. Exploratory endpoints of the INSPIRE trial demonstrated favorable functional and patient outcomes. We also commenced preparations for Phase 2 enabling toxicology studies for LIQ865 in the fourth quarter of 2018 and initiated these initial studies in March 2019. We anticipate that, following the initial Phase 2 enabling toxicology studies, which we expect to complete by the end of 2019, we will commence initial Phase 2 proof of concept clinical trials for LIQ865 in 2020. We cannot assure you that our toxicology studies or clinical trials, if commenced, will be successful or meet their endpoints or that the endpoints will be sufficient to receive marketing approval.

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

Our financial statements for the three months ended March 31, 2019 and the year ended December 31, 2018 include a statement that our recurring losses and cash outflows from operations, our accumulated deficit and our debt maturing within twelve months raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Our ability to continue as a going concern could also materially limit our ability to raise additional funds through the issuance of new debt or equity securities or generate revenues from licensing and collaboration arrangements.  Future financial statements may also include statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

We anticipate that we will need to raise additional funds to meet our future funding requirements for the continued research, development and commercialization of our product candidates and technology.

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

We are party to a licensing agreement with GSK pursuant to which GSK has exercised an option to exclusively license our PRINT technology for applications in certain inhaled therapies, or the GSK ICO Agreement. We previously entered into a separate licensing agreement with GSK relating to the field of vaccines, which lapsed in April 2016. We have historically received a significant portion of our revenue from GSK pursuant to these licensing agreements. For the three months ended March 31, 2019 and 2018, our revenue attributable to our collaboration and licensing arrangements with GSK, which included a combination of billings for particle formulations, manufacturing, milestone payments and amortization of deferred revenue from up-front fees, accounted for 0% and 47%, respectively, of our total revenue. For the years ended December 31, 2018 and 2017, our revenue attributable to our collaboration and licensing arrangements with GSK accounted for 16% and 84%, respectively, of our total revenue.

GSK has informed us of changes to its plans with respect to the GSK ICO Agreement that has materially affected the amounts we received from GSK under this agreement for the year ended December 31, 2018 and which we expect will continue to materially affect the amounts we will receive from GSK under this agreement for the year ending December 31, 2019. In December 2017, GSK informed us of its modified plans under the GSK ICO Agreement that reduced its requirements and budget for our research and development support in 2018. Revenues from research and development services under the GSK ICO Agreement were $0.2 million for the year ended December 31, 2018. We do not expect to recognize additional revenues from GSK during fiscal year 2019 as a result of GSK’s modified plans. In response, in January 2018 we reduced our research and development workforce accordingly, and incurred approximately $400,000 in expense relating to the modification. Further, in June 2018, GSK notified us of its intention to review continuation of development of an inhaled antiviral for viral exacerbations in chronic obstructive pulmonary disease, or COPD, under the GSK ICO Agreement, after completion of its related Phase 1 clinical trial. On July 20, 2018, GSK confirmed that it will not continue the COPD program. We do not expect to incur additional expenses directly associated with the COPD program. GSK continues to express an interest in using PRINT technology for new inhaled programs, though no specific assets or activities have been identified at this time.

As a result of these changes, we do not expect to recognize any near-term revenue from GSK from our collaboration and licensing arrangements. We do not expect to generate comparable revenue from our other existing or future collaboration and licensing agreements in the near-term, and we do not know if GSK will initiate development of a new program that will generate comparable revenue. In the event there are any further modifications to these arrangements, including if GSK exercises its right to terminate the ICO Agreement in its entirety or in respect of a particular product, or if GSK makes further changes to any existing development plans with us, we may not recognize the potential benefits of this collaboration.

Our credit facility with Pacific Western Bank, or PWB, contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in PWB taking possession and disposing of any collateral.

Our credit facility contains restrictions that limit our flexibility in operating our business. Under the terms of the amended and restated loan and security agreement dated as of October 26, 2018, or A&R LSA, with PWB, pursuant to which PWB extended a $16.0 million term loan facility to us, of which $11.0 million was received on October 26, 2018 in an initial tranche and $5.0 million may be accessed at our option through June 30, 2019 upon the achievement of certain clinical milestones, we may not, among other things, without the prior written consent of PWB, (a) pay any dividends or make any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock except in certain prescribed circumstances, (b) create, incur, assume, guarantee or be or remain liable with respect to any indebtedness except certain permitted indebtedness or prepay any indebtedness, (c) replace or suffer the departure, of our Chief Executive Officer or Chief Financial Officer without delivering written notification to PWB within ten days of such change or (d) suffer a change on our Board which results in the failure of at least one partner of either New Enterprise Associates or Canaan Partners or their respective affiliates to serve as a voting member, in each case without having used best efforts to deliver at least 15 days’ prior written notification to PWB. Our facility with

PWB is collateralized by all of our assets excluding our intellectual property, on which we have granted a negative pledge.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our approved products are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. In particular, we expect that LIQ861 will face competition from Tyvaso®, and Ventavis®, which are existing drug products indicated for the treatment of PAH, potential new entrants such as Insmed Inc.’s INS-1009, as well as generic equivalents of Tyvaso following the expiry of Tyvaso’s patent in 2018. We are aware that MannKind Corporation, or MannKind, has recently filed an Investigational New Drug application, or IND, and completed a Phase 1 trial evaluating an inhaled dry powder treprostinil product for the treatment of PAH. On October 15, 2018, United Therapeutics Corporation, or United Therapeutics, and MannKind closed their worldwide exclusive licensing and collaboration agreement for the development and commercialization of a dry powder formulation of treprostinil, an investigational product currently being evaluated in clinical trials for the treatment of PAH. Under the agreement, United Therapeutics will be responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. Additionally, we are aware that Arena Pharmaceuticals, Inc., or Arena, has commenced a Phase 3 trial evaluating ralinepag, an oral treprostinil product for the treatment of patients suffering from PAH. On January 24, 2019, Arena and United Therapeutics closed on a global license agreement for ralinepag. Under the agreement, United Therapeutics is now responsible for the development, manufacture and commercialization of ralinepag. These new collaborations may accelerate competition for LIQ861. We expect LIQ865 to face competition from EXPAREL®, an existing injectable version of bupivacaine. The early success of EXPAREL may make it difficult for us to convince physicians, patients and other members of the medical community to accept and use LIQ865 over EXPAREL. In addition, while EXPAREL is currently the only direct competitor to LIQ865 on the market, Durect Corporation, Innocoll Holdings plc and Heron Therapeutics, Inc., or Heron, each have products in the pipeline that are potential competitors to LIQ865, which are estimated to enter the market in 2019, and generic equivalents of EXPAREL may enter the market following the expiry of EXPAREL’s patent in 2018. In October 2018, Heron announced the submission of its NDA to the FDA for HTX-011, an investigational long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. HTX-011 was granted both breakthrough therapy and fast track designations from the FDA as well as priority review by the FDA and a Prescription Drug User Fee Act, or PDUFA, goal date of April 30, 2019. If we are unable to maintain our competitive position, our business and prospects will be materially and adversely affected. See “Business — Competition” for further details.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including from December 22, 2018 until January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations

Risks Related to our Business Operations

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

For example, we currently rely on a sole supplier, LGM Pharma, LLC, or LGM Pharma, for treprostinil, the active pharmaceutical ingredient of LIQ861. If LGM Pharma is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. Furthermore, LIQ861 is administered using RS00 Model 8 DPI, a DPI manufactured by Plastiape S.p.A. We also rely on a sole supplier, Xcelience LLC (now a Lonza Group Ltd company), for encapsulation and packaging services. We purchase treprostinil, our DPI supply and encapsulation and packaging services pursuant to purchase orders and do not have long-term contracts with these suppliers. In the event of any prolonged disruption to our supply of treprostinil, the manufacture and supply of RS00 Model 8 DPI or encapsulation and packaging services, our ability to develop and commercialize, and the timeline for commercialization of, LIQ861 may be adversely affected.

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

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

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

Claims that are successfully brought against us could have a material and adverse effect on our financial condition and results of operations. Further, even if we are successful in defending claims brought against us, our reputation could suffer. Regardless of merit or eventual outcome, product liability claims may also result in, among others:

•	a decreased demand for our products;
•	a withdrawal or recall of our products from the market;
•	a withdrawal of participants from our ongoing clinical trials;
•	the distraction of our management’s attention from our core business activities to defend such claims;
•	additional costs to us; and
•	a loss of revenue.

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

Our ability to continue our operations and manage our potential future growth depends on our ability to hire and retain suitably skilled and qualified employees, including those in senior management, in the long-term. Due to the specialized nature of our work, there is a limited supply of suitable candidates. We compete with other biotechnology and pharmaceutical companies, educational and research institutions and government entities, among others, for research, technical and clinical personnel. In addition, in order to manage our potential future growth effectively, we will need to improve our financial controls and systems and, as necessary, recruit sales, marketing, managerial and finance personnel. If we are unable to attract and retain skilled personnel, including those in senior management, including Neal Fowler, our Chief Executive Officer, and if we are unable to identify and retain a skilled Chief Financial Officer to succeed Kevin Gordon, our former President and Chief Financial Officer, following Mr. Gordon’s departure on March 1, 2019, our business and prospects may be materially and adversely affected.

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

•

We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable regulatory authorities in other countries for any product candidate, and we cannot assure you that any of our product candidates will receive marketing approval.

•

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

•	the results of our clinical trials may not meet the level of statistical significance required by the FDA or comparable regulatory authorities in other countries;
•	the FDA or comparable regulatory authorities in other countries may disagree with the number, design, size, conduct or statistical analysis of one or more of our clinical trials;
•	the FDA or comparable regulatory authorities in other countries may disagree with our interpretation of data from our preclinical studies or clinical trials;
•	our manufacturing processes and facilities have not been inspected by the FDA and we may not be able to satisfy the FDA requirements for our processes or facilities;
•	our product candidates may not meet the level of quality and control required by the FDA or comparable regulatory authorities in other countries;
•	our product candidates may not demonstrate sufficient long-term stability to support an NDA filing or obtain approval, or the product shelf life may be limited by stability results;
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

Furthermore, conducting preclinical studies and clinical trials is a costly and time-consuming process. The length of time required to conduct the required studies and trials may vary substantially according to the type, complexity, novelty and intended use of the product candidate. A single clinical trial may take up to several years to complete. Moreover, our preclinical studies and clinical trials may be delayed or halted due to various factors, including, among others:

•	delays in raising the funding necessary to initiate or continue a clinical trial;
•	delays in manufacturing sufficient quantities of product candidates for clinical trials;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;
•	delays in obtaining institutional review board approval at clinical trial sites;
•	delays in recruiting suitable patients to participate in a clinical trial;
•	delays in patients’ completion of clinical trials or their post-treatment follow-up;
•	regulatory authorities’ interpretation of our preclinical and clinical data; and
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

Our business model is to develop our own drug products in addition to collaborating with, among others, pharmaceutical companies to develop drug products. We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. We plan to pursue this pathway for our current product candidates. Even if the FDA allows us to rely on the 505(b)(2) regulatory pathway, we cannot assure you that such marketing approval will be obtained in a timely manner, or at all.

The FDA may require us to perform additional clinical trials to support any change from the reference listed drug, which could be time-consuming and substantially delay our receipt of marketing approval. Also, as has been the experience of others in our industry, our competitors may file citizens’ petitions with the FDA to contest approval of our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates. Even if we are able to utilize the 505(b)(2) regulatory pathway, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition — generally a disease or condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA.

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

During the exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease or condition, except in limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product to the product with orphan drug exclusivity through a demonstration of superior safety, superior efficacy or a major contribution to patient care, or if the manufacturer of the product with orphan exclusivity is not able to assure sufficient quantities of the product. “Same drug” means a drug that contains the same identity of the active moiety if it is a drug composed of small molecules, or of the principal molecular structural features if it is composed of macromolecules and is intended for the same use as a previously approved drug, except that if the subsequent drug can be shown to be clinically superior to the first drug, it will not be considered to be the same drug. Drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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

Our company and our facilities are subject to payment of fees, ongoing review and periodic inspections by the FDA and other regulatory authorities for compliance with quality system regulations, including the FDA’s current good manufacturing practices, or cGMP, requirements. These regulations cover all aspects of the manufacturing, testing, quality control and record-keeping of our drug products. Furthermore, the facilities where our product candidates are manufactured may be subject to inspection by the FDA before we can obtain marketing approval and remain subject to periodic inspection even after our product candidates have received marketing approval. Suppliers of components and materials such as active pharmaceutical ingredients, used to manufacture our drug products are also required to comply with the applicable regulatory standards.

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

Compliance with these regulatory standards often requires significant expense and effort. If we or our suppliers are unable to comply with the applicable regulatory standards or take satisfactory corrective steps in response to adverse results of an inspection, this could result in enforcement action, including, among others, the issue of a public warning letter, a shutdown of or restrictions on our or our suppliers’ manufacturing operations, delays in approving our drug products and refusal to permit the import or export of our drug products. Any adverse regulatory action taken against us could subject us to significant liability and harm our business and prospects.

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

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, such as ensuring that quality control and manufacturing procedures conform to cGMP applicable to drug manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our future collaborators, licensees and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a risk evaluation and mitigation strategy.

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

The market for our product candidates will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Competition to be included in such formularies often leads to downward pricing pressures. In particular, third-party payors may refuse to include a particular reference listed drug in their formularies or otherwise restrict patient access to a reference listed drug when a less costly generic equivalent or other alternative is available. In particular, given that several therapeutically similar drug products to LIQ861, including oral and parenteral prostacyclins, are available on the market, managed care organizations may minimize the utilization of a new to market product and accordingly, we expect that LIQ861, if and when it is approved, will operate in a highly cost-constrained environment. Similarly, as there are a number of generic and branded therapeutic alternatives to LIQ865 in the post-operative pain market, there is a significant risk that we may not be placed on the formularies of key institutions and/or receive favorable reimbursement for LIQ865, if and when it is approved.

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

We are developing LIQ861 for the treatment of PAH and LIQ865 for the treatment of local post-operative pain. If our product candidates are cleared by the FDA for these specific indications, we may only promote or market our product candidates for their specifically cleared or approved indications. We will train our marketing and sales force against promoting our product candidates for uses outside of the cleared or approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products for these uses for which they are not approved. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We will also be required to report certain adverse reactions and production problems, if any, to the FDA or other regulatory agencies and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA or other regulatory agency approval. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our product candidates in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a clinical study could result in the withdrawal of marketing approval. Furthermore, any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to assure compliance. Foreign regulatory authorities impose similar requirements. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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

If our product candidates are approved for commercialization outside of the United States, we may market our approved drug products ourselves, or we may enter into agreements with third parties to market the aforesaid drug products outside of the United States. In such event, we may be subject to risks related to international business operations, including, but not limited to:

•	varying levels of protection for intellectual property rights;
•	changes in tariffs and the imposition of trade barriers;
•	economic weakness, including inflation or political instability in particular foreign economies and markets;
•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls
•	compliance with tax, employment, immigration and labor laws in respect of employees living or traveling abroad;
•	foreign tax laws;
•	currency fluctuations; and
•	business interruptions resulting from geopolitical actions, such as wars and terrorist attacks, among others, or natural disasters, such as fires, floods, earthquakes and hurricanes, among others.

If the FDA or comparable regulatory authorities in other countries approve generic versions of our product candidates, or do not grant our product candidates a sufficient period of market exclusivity before approving their generic versions, our ability to generate revenue may be adversely affected.

Once an NDA is approved, the drug product covered will be listed as a reference listed drug in the FDA’s Orange Book. In the United States, manufacturers of drug products may seek approval of generic versions of reference listed drugs through the submission of abbreviated new drug applications, or ANDAs. In support of an ANDA, a generic manufacturer is generally required to show that its product has the same active pharmaceutical ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug. Generic drug products may be significantly less expensive to bring to market than the reference listed drug, and companies that produce generic drug products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug product, a significant percentage of the sales of any reference listed drug may be lost to the generic drug product.

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

Our success depends, in part, on our ability to anticipate and respond to changing consumer trends and preferences in the pharmaceutical industry. We may not be able to respond to these changes in a timely or commercially effective manner or at all. Our failure to accurately predict these trends could negatively impact our inventory levels, sales and reputation. The commercial success of our drug products will depend upon a number of factors, including our ability to, among others:

•	anticipate consumers’ therapeutic needs;
•	innovate, develop and commercialize new drug products in a timely manner;
•	competitively price our drug products;
•	procure and maintain our drug products in sufficient volumes and in a timely manner; and
•	differentiate our drug products from those of our competitors.

If we are unable to introduce new drug products, develop improvements to our existing drug products or maintain the appropriate inventory levels to meet our customers’ demand in a timely manner or at all, our business and prospects could be materially and adversely affected.

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

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights. To counter infringement or unauthorized use, we may engage in litigation to, among others, enforce or defend our intellectual property rights, determine the validity or scope of our intellectual property rights and those of third parties, and protect our trade secrets. Such actions may be time-consuming and costly and may divert our management’s attention from our core business and reduce the resources available for our clinical development, manufacturing and marketing activities, and consequently have a material and adverse effect on our business and prospects, regardless of the outcome.

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

While we require that our employees, scientific advisers and consultants do not use the proprietary information or know-how of others in their work for us, we cannot assure you that we will not be subject to claims that we or these employees, scientific advisers or consultants have inadvertently or otherwise used or disclosed the trade secrets or proprietary information of their former employers or former or present clients in their work for us, especially where such former employers or former or present clients are our competitors or potential competitors. Claims brought against us could cause us to incur unexpected and substantial costs, as well as divert our management’s attention from our core business and reduce the resources available for our clinical development, manufacturing and marketing activities. Consequently, our business may be materially and adversely affected.

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

Claims for infringement of intellectual property which are brought against us, whether with or without merit, and which are generally uninsurable, could result in time-consuming and costly litigation, diverting our management’s attention from our core business and reducing the resources available for our drug product development, manufacturing and marketing activities, and consequently have a material and adverse effect on our business and prospects, regardless of the outcome. Moreover, such proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not being issued. We also may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Uncertainties resulting from the initiation and continuation of litigation or other proceedings could also have a material and adverse effect on our ability to compete in the market. Third parties making claims against us could obtain injunctive or other equitable relief against us, which could prevent us from further developing or commercializing our product candidates.

In particular, we may be required to include a certification of patent invalidity or non-infringement, or a paragraph IV certification, in an NDA submitted under the 505(b)(2) regulatory pathway, to certify that a patent over a reference listed drug is invalid, unenforceable or will not be infringed by the manufacture, use or sale of our product candidate. The holder of such patent may file a patent infringement lawsuit against us after receiving notice of the paragraph IV certification. Any such patent infringement lawsuit, if filed, will trigger a one-time, automatic, 30-month stay of the FDA’s ability to approve our application, unless the patent litigation is resolved in our favor or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of a product candidate only to be subject to significant delay and incur substantial costs in litigation before such product candidate may be commercialized, if at all. Companies that produce reference listed drugs routinely bring claims for patent infringement against applicants under the 505(b)(2) regulatory pathway that are seeking regulatory approval to manufacture and market generic or reformulated forms of their reference listed drugs.

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

In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law, and many of the substantive changes became effective in March 2013. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including changing the United States patent system from a “first to invent” system to a “first inventor to file” system, expanding the definition of prior art and developing a post-grant review system.

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

Third parties may claim that the sale or promotion of our products, when and if approved, may infringe on the trademark, trade name and service mark rights of others. Trademark, trade name and service mark infringement problems occur frequently in connection with the sale and marketing of pharmaceutical products. If we become involved in any dispute regarding our trademark, trade name and service mark rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business. If the trademarks, trade names and service marks we use are found to infringe upon the trademarks, trade names or service marks of another company, we could be liable for damages and be forced to stop using those trademarks, trade names or service marks, and as result, we could lose all the goodwill that has been developed in those trademarks, trade names or service marks..

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

•

even when HIPPA does not apply, according to the U.S. Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule;

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program (with certain exceptions) to annually report to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. On October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act.” This law, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine Act”), extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act, to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments and transfers of value made in 2021);

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor (i.e., even for self-pay scenarios). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and may apply more broadly thus complicating compliance efforts (for example, California recently enacted legislation — the California Consumer Privacy Act, or CCPA — which goes into effect January 1, 2020 and among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information, and creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach; legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations, and although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted); and

•

price reporting laws that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursements or discounts on our drug products. Participation in such programs and compliance with their requirements may subject us to increased infrastructure costs and potentially limit our ability to price our drug products.

Further, we are subject to a number of environmental and health and safety laws and regulations, including those governing laboratory processes and the handling, use, storage, treatment and disposal of hazardous materials and waste.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business.

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

European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the European Union, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the European Union General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

•

the expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133.0% of the federal poverty level beginning in 2014, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

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
•

the ACA established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with the funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products by influencing decisions relating to coverage and reimbursement rates; and

•

the ACA established the Center for Medicare and Medicaid Innovation within the Centers for Medicare & Medicaid Center, or Innovation Center, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. The Innovation Center has been funded through 2019, and funding will be automatically renewed for each 10 year budget window thereafter.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or the TCJA, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. While the decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals, so the ruling does not have immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2.0% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, then-President Barack Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among others, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget

Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws, and other legislative, regulatory, and judicial developments may result in additional reductions in Medicare and other healthcare funding, which could have a material and adverse effect on our customers and accordingly, our financial operations.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Recent federal budget proposals have included measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS is soliciting feedback on some of these measures and has begun implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019; in October 2018, CMS proposed a new rule that if finalized in its current form would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product; and in early 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although some of these, and other, proposals may require additional authorization to become effective, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs, including by addressing the role of pharmacy benefit managers in the supply chain. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of April 30, 2019, 18,642,506 shares of our common stock were outstanding, of which approximately 13.0 million shares of common stock, or 70% of our outstanding shares as of April 30, 2019, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. The resale of the remaining approximately 5.6 million shares held by our stockholders is currently prohibited or otherwise restricted as a result of securities law provisions or 90-day lock-up agreements entered into by our stockholders with the underwriters of our March 2019 follow-on equity offering. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act, or Rule 701.

As of April 30, 2019, the holders of approximately 10.2 million shares, or 55%, of our outstanding shares as of April 30, 2019, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to the 90-day lock-up agreements.

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

Our management has broad discretion in using the net proceeds from prior equity offerings and may not use them effectively.

We expect to use the net proceeds of prior equity offerings to complete our ongoing Phase 3 clinical trial and other development work for LIQ861, advance LIQ865 through our Phase 2 enabling toxicology studies which commenced in March 2019 and into initial Phase 2 proof of concept clinical trials expected to commence in 2020, fund operations supporting the development of, and commercial activities for, LIQ861 and LIQ865, and for working capital and general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish available cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term,  investment-grade,  interest-bearing securities, which may not yield favorable returns.

We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q, these factors include:

•	the results of our or our competitors’ clinical trials;
•	adverse results or delays in the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•

regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products and product candidates, including clinical trial requirements for approvals;

•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
•	failure to commercialize our product candidates or if the size and growth of the markets we intend to target fail to meet expectations;
•	additions or departures of key scientific or management personnel, including the departure of Mr. Gordon, our former President and Chief Financial Officer, effective March 1, 2019;

•	unanticipated serious safety concerns related to the use of our product candidates;
•

introductions or announcements of new products offered by us or significant acquisitions, strategic collaborations, joint ventures or capital commitments by us, our collaborators or our competitors and the timing of such introductions or announcements;

•	the introduction by our competitors of new products or technologies, or the success of our competitors’ products or technologies;
•	our ability or inability to effectively manage our growth;
•	changes in the structure of healthcare payment systems;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	market conditions in the pharmaceutical and biotechnology sectors or the economy generally;
•	our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;
•	trading volume of our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	period-to-period fluctuations in our quarterly results of operations or those of our competitors;
•	discrepancies between our actual operating results and the estimates or projections of investors or securities analysts;
•	fluctuations in the share price and trading volumes of other publicly traded companies engaged in similar business activities as us;
•	market conditions in the pharmaceutical industry and in general;
•	research and reports published by securities and industry analysts on our company or other companies engaged in similar business activities as us;
•	safety concerns in relation to the use of any of our product candidates or approved products; and/or
•	our involvement in significant lawsuits, including patent or stockholder litigation.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell equity securities, convertible securities or other securities in one or more transactions at prices and in a manner we determine from time to time. If we sell equity securities, convertible securities or other securities in more than one transaction, current investors may be materially diluted by subsequent sales. Such sales would also likely result in material dilution to our existing equity holders, and new investors could gain rights, preferences and privileges senior to those of holders of our existing equity securities.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 37.4% of our capital stock as of April 30, 2019, of which 2.7% are beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are substantially able to determine the composition of the Board, substantially retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2019. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We will incur increased costs now that we are a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements of the U.S. Securities and Exchange Commission and the Nasdaq Stock Market LLC, or Nasdaq. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of 2023, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent;
•	create a staggered board of directors such that all members of our Board are not elected at one time;
•	allow for the issuance of authorized but unissued shares of our capital stock without any further vote or action by our stockholders; and
•	establish advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon at stockholders’ meetings.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our March 2019 follow-on equity offering,  our initial public offering as well as other past transactions and any ownership changes that we may experience in the future as a result of subsequent shifts in ownership of our shares of common stock, we may trigger an “ownership change” limitation. Should this occur, and if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

The TCJA could adversely affect our business and financial condition.

On December 22, 2017, the TCJA was enacted into law. The TCJA includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide system to a territorial tax system. For taxpayers with revenues over a certain threshold, the TCJA also limits interest expense deductions to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The TCJA permits disallowed interest expense to be carried forward indefinitely. We calculated our best estimate of the impact of the TCJA in our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the TCJA and guidance available at the time. The overall impact of the TCJA resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of $14.1 million. We have completed our accounting for the TCJA during the fourth quarter of 2018. No changes to the provisional amounts as of December 31, 2017 were recorded. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or (d) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors or officers. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, prospects or results of operations.

Item 2. Unregistered Sales of Equity and Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document

10.1

First Amendment to Amended and Restated Executive Employment Agreement, dated as of March 8, 2019, by and between Liquidia Technologies, Inc. and Timothy Albury (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2019).

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
101*

The following materials from Liquidia Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018, (ii) Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2019 and 2018, (iii) Statement of Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2019 and 2018, (iv) Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018 and (v) Notes to Financial Statements (unaudited).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDIA TECHNOLOGIES, INC.
DATE: May 2, 2019	By:	/s/Neal Fowler
Neal Fowler
Chief Executive Officer

LIQUIDIA TECHNOLOGIES, INC.
DATE: May 2, 2019	By:	/s/Timothy Albury
Timothy Albury
Interim Chief Financial Officer