Form 10-Q
period 2019-06-30
Liquidia Technologies Inc
filed 2019-08-14
CIK 1330436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or
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

As of August 7, 2019, there were 18,643,442 shares of the issuer’s common stock outstanding.

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

Liquidia Technologies, Inc.

Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$52,120,735	$39,534,985
Accounts receivable	604,026	272,557
Prepaid expenses and other current assets	323,405	219,057
Total current assets	53,048,166	40,026,599
Property, plant and equipment, net	8,040,739	8,130,708
Operating lease right-of-use assets, net	3,244,195	—
Prepaid expenses and other assets	378,042	1,260,951
Total assets	$64,711,142	$49,418,258
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,099,841	$3,235,949
Accrued expenses	2,115,913	1,459,182
Accrued compensation	1,720,202	2,515,519
Deferred rent	—	268,599
Current portion of operating lease liabilities	521,378	—
Current portion of finance lease liabilities	1,000,578	452,703
Current portion of long-term debt	2,835,583	316,906
Total current liabilities	12,293,495	8,248,858
Long-term operating lease liabilities	5,964,280	—
Long-term finance lease liabilities	1,355,586	376,082
Long-term deferred rent	—	2,406,084
Long-term deferred revenue	—	8,071,920
Long-term debt	13,004,581	11,627,643
Total liabilities	32,617,942	30,730,587
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock — $0.001 par value, 40,000,000 shares authorized as of June 30, 2019 and December 31, 2018, 18,643,442 and 15,519,469 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	18,643	15,520
Additional paid-in capital	219,398,506	185,726,048
Accumulated deficit	(187,323,949)	(167,053,897)
Total stockholders’ equity	32,093,200	18,687,671
Total liabilities and stockholders’ equity	$64,711,142	$49,418,258

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$8,072,120	$1,042,879	$8,072,120	$1,968,849
Costs and expenses:
Cost of sales	807,192	94,342	807,192	121,391
Research and development	10,723,591	5,917,702	21,387,894	13,544,404
General and administrative	2,408,651	1,991,231	5,430,233	4,140,956
Total costs and expenses	13,939,434	8,003,275	27,625,319	17,806,751
Loss from operations	(5,867,314)	(6,960,396)	(19,553,199)	(15,837,902)
Other income (expense):
Interest income	219,869	11,846	357,654	11,846
Interest expense	(253,720)	(245,711)	(472,410)	(18,122,505)
Derivative and warrant fair value adjustments	—	925,337	—	171,450
Total other income (expense), net	(33,851)	691,472	(114,756)	(17,939,209)
Net loss	(5,901,165)	(6,268,924)	(19,667,955)	(33,777,111)
Other comprehensive loss	—	—	—	—
Comprehensive loss	$(5,901,165)	$(6,268,924)	$(19,667,955)	$(33,777,111)
Net loss per common share:
Basic	$(0.31)	$(9.86)	$(1.13)	$(53.79)
Diluted	(0.32)	(9.86)	(1.14)	(53.79)
Weighted average common shares outstanding:
Basic	18,749,239	636,063	17,408,667	627,938
Diluted	18,642,965	636,063	17,283,064	627,938

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2019

(Unaudited)

	Preferred Stock												Common Stock				Additional
	Series A		Series A-1		Series B		Series C		Series C-1		Series D		Voting		Class B Nonvoting		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	—	—	—	—	—	—	—	—	—	—	—	—	15,519,469	15,520	—	—	185,726,048	(167,053,897)	18,687,671
Cumulative adjustment - adoption of ASC 842	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(602,098)	(602,098)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	52,914	53	—	—	63,099	—	63,152
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	64,629	64	—	—	649	—	713
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	887,022	—	887,022
Public offering of common stock	—	—	—	—	—	—	—	—	—	—	—	—	3,000,000	3,000	—	—	32,427,000	—	32,430,000
Public offering financing costs	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(382,424)	—	(382,424)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,766,789)	(13,766,789)
Balance as of March 31, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	18,637,012	$18,637	—	$—	$218,721,394	$(181,422,784)	$37,317,247
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	6,430	6	—	—	30,110	—	30,116
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	821,770	—	821,770
Public offering financing costs	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(174,768)	—	(174,768)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,901,165)	(5,901,165)
Balance as of June 30, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	18,643,442	$18,643	—	$—	$219,398,506	$(187,323,949)	$32,093,200

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2018

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

Liquidia Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(19,667,955)	$(33,777,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,708,792	861,149
Depreciation and amortization	1,227,265	725,934
Amortization of discount on long-term debt and convertible notes	—	17,550,541
Non-cash interest expense	28,595	269,938
Warrant fair value adjustment	—	(171,450)
Non-cash rent (income) expense	—	(102,930)
Changes in operating assets and liabilities:
Accounts receivable	261,117	1,548,288
Prepaid expenses and other current assets	(104,348)	(75,805)
Other non-current assets	1,437,416	93,913
Accounts payable	1,014,353	(1,281,510)
Accrued expenses	692,129	(1,326,639)
Accrued compensation	(795,317)	(345,589)
Deferred revenue	(8,071,920)	(1,190,444)
Net cash used in operating activities	(22,269,873)	(17,221,715)
Investing activities
Purchases of property, plant and equipment	(1,080,236)	(629,979)
Net cash used in investing activities	(1,080,236)	(629,979)
Financing activities
Principal payments on finance leases	(476,423)	(328,109)
Proceeds from issuance of long-term debt	5,000,000	—
Refund of principal payments on long-term debt	—	588,889
Principal payments on long-term debt	—	(1,000,196)
Payments for debt issuance costs	—	(392,000)
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	25,107,009
Proceeds from public offering of common stock, net of underwriting fees and commissions	31,872,808	—
Payments for offering costs	(554,507)	(525,859)
Proceeds from exercise of stock options and warrants	93,981	215,050
Net cash provided by financing activities	35,935,859	23,664,784
Net increase (decrease) in cash	12,585,750	5,813,090
Cash, beginning of period	39,534,985	3,418,979
Cash, end of period	$52,120,735	$9,232,069
Supplemental disclosure of cash flow information
Cash paid for interest	$443,816	$302,027
Purchase of equipment with leases	$—	$413,237
Changes in purchases of equipment in accounts payable	$150,461	$99,197
Purchase of build-to-suit asset with deferred financing obligation	$—	$272,656
Reclassification of deferred financing obligation to long-term debt	$—	$1,614,466
Reclassification of financing costs on deferred financing obligation to discount on long-term debt	$—	$277,009
Accrued tenant improvements and receivable from landlord	$592,586	—
Conversion of accrued interest to long-term debt	$—	$106,558
Conversion of convertible notes and accrued interest into Series D preferred stock	$—	$28,877,498
Deferred offering costs incurred but not paid	$—	$849,740
Exercise of stock options through exchange of vested stock options	$—	$128,529

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, which are included in the Company’s Form 10-K (File No. 001-38601).

With the exception of accounting for leases, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2019, as compared to the significant accounting policies disclosed in Note 2 of the financial statements for the years ended December 31, 2018 and 2017.

Variable Interest Entities

The Company identifies entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). The Company performs an initial and ongoing evaluation of the entities with which the Company has variable interests to determine if any of these entities are VIEs. If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE and the entity must be consolidated. As of June 30, 2019 and December 31, 2018, the Company determined that Envisia Therapeutics Inc. (“Envisia”) was a VIE, although the Company does not consolidate it as the Company is not the primary beneficiary for Envisia. Envisia is accounted for under the equity method. There have been no activities between Envisia and the Company in the six months ended June 30, 2019 or during the year ended December 31, 2018.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company closed its initial public offering (“IPO”) in July and August 2018 resulting in total net proceeds of $47.3 million, after underwriting discounts and other offering expenses. The Company also closed a follow-on public offering in March 2019 resulting in total net proceeds of $31.9 million, after underwriting discounts and other offering expenses.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of June 30, 2019 and December 31, 2018.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash to the extent of amounts recorded on the Balance Sheet. With regards to cash, 100% of the Company’s cash is held on deposit with Pacific Western Bank. With regards to revenues and accounts receivable, GlaxoSmithKline plc (“GSK” and “GSK Inhaled”) accounted for 100% and 0% of the Company’s revenues for the three months ended June 30, 2019 and 2018, respectively, and 100% and 22% of the Company’s revenues for the six months ended June 30, 2019 and 2018, respectively, and $0 and $0 of the Company’s accounts receivable as of June 30, 2019 and December 31, 2018, respectively.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, as amended (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company has elected to account for leases with a term of 12 months or less in a similar manner as under existing guidance for operating leases. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for public companies with annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company adopted Topic 842, as amended, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption that approximates the results of a full retrospective approach in the year of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of net lease assets and lease liabilities of approximately $6.4 million and $9.1 million respectively, as of January 1, 2019. The standard had no impact on cash flows. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows classified as an operating activity in the Statement of Cash Flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the Statement of Operations and the repayment of the principal portion of the lease liability will be classified as a financing activity, while the interest component will be classified as an operating activity in the Statement of Cash Flows.

The net impact of applying Topic 842 was recorded as an adjustment to accumulated deficit of $0.6 million as follows:

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2018	Topic 842	2019
Balance Sheet:
Assets
Property, plant and equipment, net	$8,130,708	$(107,734)	$8,022,974
Operating lease right-of-use assets, net	—	3,985,071	3,985,071

Liabilities
Deferred rent	2,674,683	(2,674,683)	—
Operating lease liabilities	—	6,659,725	6,659,725
Finance lease liabilities	828,785	1,636,185	2,464,970
Long-term debt	11,944,549	(1,141,792)	10,802,757

Stockholders’ equity (deficit)
Accumulated deficit	(167,053,897)	(602,098)	(167,655,995)

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

Patent Maintenance

The Company is responsible for all patent costs, past and future, associated with the preparation, filing, prosecution, issuance, maintenance, enforcement and defense of United States patent applications. Such costs are recorded as general and administrative expenses as incurred. To the extent that the Company’s licensees share these costs, such benefit is recorded as a reduction of the related expenses.

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

On May 8, 2019, the Company’s stockholders approved the Liquidia Technologies, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). A total of 300,000 shares of the Company’s common stock have been reserved for issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute through payroll deductions up to $25,000 per year of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods are six months each and begin in March and September of each year, with the initial offering period commencing on September 1, 2019. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the fair market value of the Company’s common stock on the last trading day of the offering period.

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

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three and six months ended June 30, 2019 and 2018 does not include the following common stock equivalent shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Preferred Stock	—	9,948,207	—	9,948,207
Stock Options	1,994,137	1,377,278	1,994,137	1,377,278
Warrants	106,274	219,761	106,274	219,761
Total	2,100,411	11,545,246	2,100,411	11,545,246

For the three and six months ended June 30, 2019 the only reconciling item between basic and diluted net loss per share is the impact of the common stock warrants that are included in the calculation of basic net loss per share since their exercise price is de minimis, but excluded from the calculation of diluted net loss per share since the impact of such warrants is antidilutive. For all periods presented, there were no other reconciling items between basic and diluted net loss per share.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, and accounts payable at June 30, 2019 and December 31, 2018 approximated fair value due to the short maturity of these instruments.

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

The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets	Inputs	Unobservable	Carrying
June 30, 2019	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Pacific Western Bank note - A&R LSA	$—	$15,757,500	$—	$15,840,164

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets	Inputs	Unobservable	Carrying
December 31, 2018	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Pacific Western Bank Tranche I note - A&R LSA	$—	$10,412,650	$—	$10,802,355
CSC build-to-suit equipment financing	—	1,311,135	—	1,142,194
Total	$—	$11,723,785	$—	$11,944,549

The fair value of debt was measured as the present value of the respective future cash outflows discounted at a current interest rate as of the end of the reporting period, taking into account the remaining term of liabilities.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. As of June 30, 2019 and December 31, 2018, the Company recorded deferred offering costs relating to its financing activities of $0 and $110,365, respectively, which is included in Prepaid Expenses and Other Assets in the accompanying Balance Sheets.

Income Taxes

The Company did not record a federal or state income tax benefit for the three and six months ended June 30, 2019 and 2018, as a result of the establishment of a full valuation allowance being required against the Company’s net deferred tax assets.

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

In June 2016, the FASB issued new accounting guidance that significantly changes how companies will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual reporting periods beginning after December 15, 2018 and must be adopted using a cumulative effect adjustment to accumulated deficit. The adoption of this new accounting guidance is not expected to have a material effect on the Company’s financial statements.

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

3. Common and Preferred Stock

Authorized Capital

As of June 30, 2019, the authorized capital of the Company consists of 50,000,000 shares of capital stock, $0.001 par value per share, of which 40,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

As of June 30, 2019, the Company had reserved a total of 409,268 shares of common stock for issuance under the Liquidia Technologies, Inc. Stock Option Plan, as amended (the “2004 Plan”), 786,097 shares of common stock for issuance under the Liquidia Technologies, Inc. 2016 Equity Incentive Plan, as amended (the “2016 Plan”), and 2,220,779 shares of common stock for issuance under the Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”). On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan automatically increased from 1,600,000 to 2,220,778 pursuant to the evergreen provision contained in the 2018 Plan.

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

In February 2018, the Company received proceeds of $25.6 million in exchange for the corresponding sale of Series D and related rights offering to new and existing investors. The applicable issue price per share for the Series D was $0.59808, subject to adjustment as provided in the certificate of incorporation. In addition, all outstanding convertible notes, plus accrued interest, totaling $28.9 million were converted into Series D at the same price per share without a discount. Outstanding warrants to purchase shares of Series C-1 preferred stock, $0.001 par value per share (“Series C-

1”), were converted to warrants to purchase the equivalent number of shares of Series D. All references herein to these warrants refer to them as warrants to purchase Series D. In total, 91,147,482 shares of Series D were issued. Each share of Series D was convertible at any time into a share of common stock with such conversion ratio subject to future adjustment. Conversion was automatic upon a qualified financing, as defined in the certificate of incorporation. The Series D was senior to all other series of preferred stock.

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

On March 25, 2019, the Company closed an underwritten follow-on offering of 3,000,000 shares of its common stock at a public offering price of $11.50 per share. The gross proceeds from the offering were $34.5 million and net proceeds were $31.9 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Upon closing of the Series D financing, the Company had warrants outstanding to purchase 3,698,128 shares of Series D. In conjunction with the IPO in the third quarter of 2018, these warrants were automatically converted into warrants to purchase 219,761 shares of common stock. During the three months ended March 31, 2019, 64,629 shares of common stock underlying warrants were exercised. As of June 30, 2019 an aggregate of 106,274 shares of common stock underlying warrants were exercisable, each with an exercise price of $0.0168 per share.

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

Determining the appropriate fair value model and the related assumptions requires judgment. The fair value of each option grant is estimated using a Black-Scholes option pricing model. The following table summarizes the assumptions used for estimating the fair value of stock options granted during:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Expected dividend yield	—%		—%		—%		—%
Risk-free interest rate	1.85% - 2.41%		2.67% - 2.86%		1.85% - 2.54%		2.67% - 2.86%
Volatility	83% - 84%		78% - 79%		83% - 84%		78% - 79%
Expected life	6.07	years	6.25	years	6.08	years	6.25	years
Weighted-average fair value per share	$7.04		$7.56		$9.07		$7.56

The following table summarizes stock option activity under the 2004 Plan, the 2016 Plan, and the 2018 Plan:

			Weighted
	Shares		Average
	Available	Options	Exercise
	for Issuance	Outstanding	Price
Outstanding at December 31, 2018	1,193,329	1,658,112	$8.76
Shares reserved for future issuance for 2018 Plan	620,779	—
Options granted	(580,658)	580,658	$12.89
Exercised	—	(22,125)	$4.22
Cancelled/expired from 2004 Plan	—	—	$—
Cancelled/expired from 2016 Plan	—	(129,234)	$9.30
Cancelled/expired from 2018 Plan	140,228	(93,274)	$14.01
Outstanding at June 30, 2019	1,373,678	1,994,137	$9.73

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2019:

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
	of	Life	Exercise
	Options	(In Years)	Price
Outstanding and expected to vest	1,739,510	8.04	$9.45
Vested and exercisable	675,734	6.30	$6.51

The weighted-average grant date price per share was $12.89 and $9.41 per share for the shares issued during the six months ended June 30, 2019 and 2018, respectively.

During the three months ended March 31, 2019, 15,695 stock options were exercised for the purchase of common stock for total cash proceeds of $63,152. The intrinsic value for the options exercised was $223,989.

During the three months ended June 30, 2019, 6,430 stock options were exercised for the purchase of common stock for total cash proceeds of $30,117. The intrinsic value for the options exercised was $23,923.

As of June 30, 2019, the intrinsic value of options outstanding and exercisable was $1,613,522. The weighted average remaining contractual term of options outstanding and exercisable is 8.20 years as of June 30, 2019.

During the six months ended June 30, 2019 and 2018, stock-based compensation expense for employee stock option awards totaled $1,708,792 and $861,149, respectively. As of June 30, 2019, there was $9,646,071 of total unrecognized compensation cost related to non-vested stock option grants, which is expected to be recognized over a weighted average period of 3.04 years.

In March 2018, the Board of Directors approved a grant of 127,576 non-performance based restricted stock units (“RSUs”) under the 2016 Plan. The weighted average fair value of such RSUs was $9.31 per share for the six months ended June 30, 2019. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs were to vest over a four-year period similar to stock options. RSUs can only be settled in shares of the Company’s common stock. RSUs are valued at the date of grant and recognized in compensation expense over the vesting period.

Stock Option Modifications

In March 2019 certain stock options and RSUs were modified pursuant to a consulting agreement with the Company’s former President and CFO in addition to a retention agreement with the Interim CFO. A total of 127,576 stock options had their vesting period extended to include the one-month term of the post-separation consulting agreement through March 31, 2019. Additionally, 2,658 additional RSUs held by the Company’s former President and CFO vested in March 2019. Furthermore, a total of 30,545 shares of common stock underlying options were modified for possible acceleration of vesting during the following six months as compared to the remaining vesting period of approximately 12 months. The combined result of these modifications was additional stock option expense of $30,566 for the six months ended June 30, 2019.

5. License Agreements

The Company performs research under a license agreement with The University of North Carolina at Chapel Hill (“UNC”) as amended (the “UNC Letter Agreement”). As part of the UNC Letter Agreement, the Company holds an exclusive license to certain research and development technologies and processes in various stages of patent pursuit, for use in its research and development and commercial activities, with a term until the expiration date of the last to expire patent subject to the UNC Letter Agreement, subject to industry standard contractual compliance. Under the UNC Letter Agreement, the Company is obligated to pay UNC royalties equal to a low single-digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC Letter Agreement. The Company may grant sublicenses of UNC licensed intellectual property in return for specified payments based on a percentage of any fee, royalty or other consideration received.

6. Revenue From Contracts With Customers

The Company derives revenues primarily from licensing its proprietary PRINT technology and from performing research and development services. Revenues are recognized as services are performed in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services and technology.

The Company’s research, development and licensing agreements provide for multiple promised goods and services to be satisfied by the Company and include a license to the Company’s technology in a particular field of study, participation in collaboration committees, performance of certain research and development services and obligations for certain manufacturing services.

The transaction price for these contracts includes non-refundable fees and fees for research and development services. Non-refundable up-front fees which may include, for example, an initial payment upon effectiveness of the contractual relationship or payment to secure a right for a future license, are recorded as deferred revenue and recognized into revenue over time as the Company provides the research services under the contract required to advance the products to the point where the Company is able to transfer control of the licensed technology to the customer (“Technology Transfer”). The contract consideration may also include additional non-refundable payments due to the Company based on the achievement of research, development, regulatory or commercialization milestone events. In agreements involving multiple goods or services promised to be transferred to customers, the Company must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is “distinct”), or whether such promises should be combined as a single performance obligation. As these goods and services are considered to be highly interrelated, they were considered to represent a single, combined performance obligation. The Company includes an estimate of the probable amount of milestone payments to which it will be entitled in the transaction price. The estimate requires evaluation of factors which are outside of the Company’s control and significantly limit the Company’s ability to achieve the remaining milestone payments. Therefore, the Company has not included any future milestone payments in the transaction price allocated to research, development and licensing agreements as of June 30, 2019. The Company revises the transaction price to include milestone payments once the specific milestone achievement is not considered to be subject to a significant reversal of revenue. At that time, the estimated transaction price is adjusted and a cumulative catch-up adjustment is recorded to adjust the amount of revenue to be recognized from the license inception to the date the milestone was deemed probable of achievement. The milestone is included with other non-refundable up-front fees and recognized into revenue over time as the Company continues to provide services under the contract through the Company’s Technology Transfer. The amount of revenue recognized is based on the proportion of total research services performed to date to the expected services to be provided through the Technology Transfer.

The estimate of the research services to be provided through the Technology Transfer requires significant judgment to evaluate assumptions regarding the level of effort required for the Company to have performed sufficient obligations for the customer to be able to utilize the licensed technology without requiring further services from the Company. If the estimated level of effort changes, the remaining deferred revenue is recognized over the revised period in which the expected research services and Technology Transfer are required. Changes in estimates occur for a variety of reasons, including but not limited to (i) research and development acceleration or delays, (ii) customer prioritization of research projects, or (iii) results of research and development activities. The Company recognizes the consideration it is entitled to receive for research and development services, which are primarily billed quarterly in arrears on a time and materials basis, as the services are performed (under a proportional performance model) and collection is reasonably assured. Additionally, any up-front or development milestone payments received are also recognized as revenues, over time, under this same proportional performance model.

Royalties related to product sales will be recognized as revenue when the sale occurs since payments relate directly to products that will have been fully developed and for which the Company will have satisfied all of its performance obligations.

In September 2015, GSK Inhaled exercised the option to permanently license the technology for a non-refundable payment to the Company of $15.0 million. Pursuant to the license provisions of the collaboration agreement, GSK Inhaled is potentially required to pay the Company for certain milestones reached in addition to tiered royalties on the worldwide sales of the licensed products at percentages ranging from the mid-single digits to low-single digits depending on the total number of products developed and other royalty step-down events with a fixed low-single digit royalty floor. In February 2016, GSK Inhaled paid the Company a $3.0 million milestone payment pursuant to the collaboration agreement. The combined $18 million in up-front and milestone payments was subject to deferral pursuant to the adoption of ASC 606 and the revenue policy described herein.

On July 20, 2018, GSK notified the Company of its plans to discontinue development of the inhaled antiviral for viral exacerbations in chronic obstructive pulmonary disease under the GSK Inhaled collaboration agreement after completion of the related Phase 1 clinical trial. In June 2019, the Company and GSK executed the third amendment to the collaboration agreement providing the Company rights to develop and commercialize additional inhaled programs at the Company’s sole cost and development. This amendment granted the Company the right to develop three additional molecular entities for application in inhaled programs using the Company’s PRINT technology and a mechanism to acquire further molecular entities for inhaled applications. New inhaled programs developed under this amendment would carry milestone and royalty payments due to GSK upon initiation of Phase 3 studies and subsequent commercialization, respectively. This amendment, among other factors including the lack of continued performance anticipated by the Company and GSK under the original agreement, led the Company to the belief that no further research and development services will be provided to GSK under the collaboration agreement and the earnings process related to the up-front and development milestone payments previously received under the collaboration agreement is completed under the proportional performance model. Therefore, the remaining deferred revenue of $8.1 million was recognized as revenues during the six months ended June 30, 2019. If GSK were to request additional services under the original agreement, which the Company believes is a remote likelihood, the Company does not expect the value of any incremental efforts that the Company might agree to perform to be material. Any potential milestone or royalty payments from the Company to GSK associated with this amendment will be recorded as operating expenses.

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

The following tables represent a disaggregation of revenue by each significant research, development and licensing agreement and payment type for the three and six months ended June 30, 2019 and 2018:

	Revenue for the Three Months Ended
	June 30, 2019 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$1,345,320	$6,726,600	$—	$8,071,920
Other	—	—	200	200
Total	$1,345,320	$6,726,600	$200	$8,072,120

	Revenue for the Three Months Ended
	June 30, 2018 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$—	$—	$—	$—
Other	—	943,419	99,460	1,042,879
Total	$—	$943,419	$99,460	$1,042,879

	Revenue for the Six Months Ended
	June 30, 2019 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$1,345,320	$6,726,600	$—	$8,071,920
Other	—	—	200	200
Total	$1,345,320	$6,726,600	$200	$8,072,120

	Revenue for the Six Months Ended
	June 30, 2018 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$45,058	$225,293	$168,000	$438,351
Other	—	943,419	587,079	1,530,498
Total	$45,058	$1,168,712	$755,079	$1,968,849

Deferred Sublicense Payments

Sublicense payments to UNC are considered direct and incremental fulfillment costs of the Company’s research, development and licensing agreements as the PRINT technology resources used by the Company are continually researched by UNC. These costs are deferred and then amortized into Cost of Sales over the same estimated period of benefit as the period of the underlying revenue recognition. In conjunction with the June 2019 amendment to the GSK collaboration agreement, the balance of deferred sublicense payments were expensed to Cost of Sales in the same period. As of June 30, 2019, the balances of these unamortized payments included in current and long-term prepaid expenses and other assets was $0 and $0, respectively. As of December 31, 2018, the balances of these unamortized payments included in current and long-term prepaid expenses and other assets was $0 and $807,192, respectively.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
Lab and build-to-suit equipment	$5,674,477	$6,123,194
Grant equipment	1,123,833	1,143,701
Office equipment	128,669	130,460
Furniture and fixtures	237,951	205,051
Computer equipment	796,867	799,515
Leasehold improvements	8,516,396	8,878,361
Construction-in-progress	940,788	155,148
Total property, plant and equipment	17,418,981	17,435,430
Accumulated depreciation	(9,378,242)	(9,304,722)
Property, plant and equipment, net	$8,040,739	$8,130,708

The Company recorded depreciation and amortization expense of $618,230 and $401,080 for the three months ended June 30, 2019 and 2018, respectively, and $1,227,265 and $725,934 for the six months ended June 30, 2019 and 2018, respectively.

In December 2016, the Company executed an agreement with a commercial manufacturer to build a PRINT particle fabrication line for the production in support of LIQ861. The ultimate cost was approximately $1.6 million. The Company financed this transaction with a third-party vendor, CSC Leasing Company (“CSC”). CSC made payments to the manufacturer per the payment schedule in the agreement as the asset was fabricated. CSC charged the Company a monthly lease rate on the scheduled payments made to the manufacturer as interim financing costs until the asset was completed and placed in service. Upon completion of fabrication, the lease commenced on March 1, 2018 (“CSC Financing”).

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

8. Commitments and Contingencies

Leases

The Company leases certain lab space, office space, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and non-lease components, if any. Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. Consistent with past practice, the Company has recognized all such purchase options as part of its right-of-use assets and lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company conducts its operations from leased facilities in Morrisville, North Carolina, the leases for which expire in 2026. The leases are for general office, laboratory, research and development and light manufacturing space. The lease agreements require the Company to pay property taxes, insurance, common area expenses and maintenance costs. In November 2014 and November 2015, the Company executed the first and second extension period clauses, respectively, resulting in additional months to the lease for the related premises extending until October 2022. As part of these extensions, the Company received tenant allowances of $228,973 and $392,020, respectively, for expansion of laboratory and office space. In January 2017, the Company signed a second extension to the lease of its primary building for an additional 48 months and expiring October 31, 2026. A tenant allowance of approximately $2,000,000 was also made available for use to help fund the expansion and build out of the primary building. This allowance was fully utilized as of June 30, 2019. In November 2018, the Company amended the lease of its primary building to expand by 8,264 additional square footage expiring October 31, 2026 in exchange for terminating the Company’s other lease with the same landlord for 4,400 noncontiguous square feet. A tenant allowance of approximately $1.0 million was also made available for use to help fund the build out related to the expansion of the primary building lease. The incremental rent over the terminated lease for the first 12 months of this lease expansion amounts to $0.1 million, subject to lease escalation in subsequent periods. In June 2019, the Company signed a commitment to incur construction costs of up to $3.1 million related to the leasehold improvements for this lease expansion, against which the tenant allowance will be applied.

The Company also leases copier equipment under an operating lease, which expires in 2023.

The Company leases specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The interest rates related to these lease obligations range from 0.2% to 12.2%. The CSC Financing (see Note 7) has a term of three years with equal monthly payments that by themselves imply an interest rate equal to approximately 5.4% per annum. The effective interest rate is 14.9%. The CSC Financing is secured by a lien on the related build-to-suit equipment and includes an option to purchase the build-to-suit equipment at maturity at an amount equal to the lesser of fair market value or 23% of the initial financed amount. The right-of-use assets related to finance leases net of amortization is $2,192,153 as of June 30, 2019 and is included in lab equipment, build-to-suit equipment, computer equipment and leasehold improvements within property, plant and equipment in the accompanying Balance Sheet (see Note 7).

The Company’s lease cost is reflected in the accompanying Statements of Operations and Comprehensive Loss as follows:

		Three Months Ended
	Classification	June 30, 2019
Operating lease cost	General and administrative	$238,922
Finance lease cost
Amortization of lease assets	General and administrative	313,800
Interest on lease liabilities	Interest expense	48,267
Lease cost		$600,989

The weighted average remaining lease term and discount rates as of January 1, 2019 were as follows:

Weighted average remaining lease term (years)
Operating leases	3.9
Finance leases	1.3
Weighted average discount rate
Operating leases	10.3%
Finance leases	3.03%

The discount rate for operating leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms. The discount rate for finance leases are estimated based upon the underlying lease terms. The future minimum lease payments as of June 30, 2019 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2019 (remaining six months)	$572,212	$587,093	$1,159,305
2020	1,172,759	1,221,405	2,394,164
2021	1,207,708	669,739	1,877,447
2022	1,243,934	82,743	1,326,677
2023	1,283,253	—	1,283,253
Thereafter	3,830,425	—	3,830,425
Total minimum lease payments	9,310,291	2,560,980	11,871,271
Less: Interest	(2,824,633)	(204,815)	(3,029,448)
Present value of lease liabilities	$6,485,658	$2,356,165	$8,841,823

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2018 are as follows:

	Operating	Finance
	Leases	Leases
2019	$1,077,532	$464,797
2020	1,168,710	354,739
2021	1,203,658	33,774
2022	1,239,885	—
2023	1,276,356	—
Thereafter	3,818,795	—
Total minimum lease payments	$9,784,936	853,310
Less: Interest		(24,525)
Present value of lease liabilities		$828,785

Other

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. As future contingent consideration under the agreement, the Company agreed to pay $400,000 related to the timing of the Company’s first Phase 3 clinical trial which commenced site initiation in December 2017. The consideration of $400,000 is comprised of initial consideration of $20,000 paid in 2017, $80,000 paid upon first dosing of the first patient in the Phase 3 clinical trial which occurred in 2018, and $300,000 due no later than December 31, 2018, which was paid in 2018. In addition, the Company also agreed to pay future contingent royalties on net sales totaling no more than $1,500,000. As of June 30, 2019 and December 31, 2018, $0 and $0 was recorded as Current Liabilities in the accompanying Balance Sheets, respectively.

In December 2017, GSK Inhaled made the Company aware of its modified plans under the GSK Inhaled Collaboration and Option Agreement, and the reduced requirement and budget for support, commensurate with its research and development plans related to PRINT effective March 31, 2018. As a result, in December 2017, the Company committed to a plan to reduce its workforce which was communicated to the workforce and completed the plan in January 2018. The total employee severance expense resulting from this plan was  $404,407, which was recorded in March 2018 to Research and Development Expense in the accompanying Statements of Operations and Comprehensive Loss for the six months ended June 30, 2018. No further employee severance expense is planned related to this matter.

9. Long-Term Debt

Long-term debt consisted of the following as of:

		June 30,	December 31,
	Maturity Date	2019	2018
Pacific Western Bank note	October 25, 2022	$15,840,164	$10,802,355
CSC build-to-suit equipment financing, net of discount	February 28, 2021	—	1,142,194
Less current portion		(2,835,583)	(316,906)
Long-term debt, less current portion		$13,004,581	$11,627,643

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

On October 26, 2018, the Company and Pacific Western entered into an Amended and Restated Loan and Security Agreement (the “A&R LSA”) in which the Company received an initial tranche of $11.0 million to extinguish its existing debt of $8.0 million under the LSA, repay in full the $1.8 million in outstanding indebtedness under the UNC Promissory Note (as defined below) and for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provides for access to a second tranche of up to $5.0 million available to be drawn at the Company’s option through June 30, 2019. The second tranche became accessible as a result of the full enrollment of the Company’s LIQ861 INSPIRE clinical trial, without observing any materially adverse data through the two week endpoint. The entire second tranche of $5.0 million was drawn by the Company in May 2019 bringing the total amount drawn to $16.0 million. Both tranches require payments of interest-only through December 31, 2019, which interest-only period can be extended by six months if the Company closes on at least $40.0 million in new financing from either equity sales or licensing activities by October 31, 2019 (the “Financing Condition”).

The A&R LSA carries a one-time success fee tiered by tranche totaling between $187,000 and $375,000 depending upon whether the Financing Condition is met, and a prepayment penalty of 1% to 2% for the first 24 months of the drawn tranche. The minimum cash covenant is $8.5 million, which can be reduced to $6 million in the event the Financing Condition is met. Pacific Western maintains a blanket lien on all assets excluding intellectual property, for which it has been provided a negative pledge. Pursuant to the A&R LSA, the Company is also obligated to comply with various other customary covenants, including, among other things, restrictions on its ability to dispose of assets, replace or suffer the departure of the CEO or CFO without delivering ten days’ prior written notification to Pacific Western, suffer a change on the Board of Directors which would result in the failure of at least one partner of either New Enterprise Associates or Canaan Partners or their respective affiliates to serve as a voting member in each case without having used best efforts to deliver at least 15 days’ prior written notification to Pacific Western, make acquisitions, be acquired, incur indebtedness, grant liens, make distributions to its stockholders, make investments, enter into certain transactions with affiliates or pay down subordinated debt, subject to specified exceptions. On May 21, 2019, the Company and Pacific Western entered a First Amendment to A&R LSA to amend, among other things, the capital expenditure limitations to the Company.

UNC Promissory Note

In September 2012, the Company issued an unsecured promissory note with principal amount of $0.6 million as a sublicense fee to UNC, with principal and interest due in full on September 1, 2016, bearing an interest rate equal to the one-year LIBOR plus 2%, compounding annually, or the UNC Promissory Note. In June 2016, the Company (as licensee) negotiated modifications to its license agreement with UNC in exchange for an increase of $1.5 million to the note payable and extension of the maturity to December 31, 2017. As the Company had previously recorded a contingent liability of $1.5 million related to this license, the increase to the note payable was recorded as a reduction to the accrued expense balance at this time. In addition, the initial note of $0.6 million plus accrued interest were extended under the same terms. The combined note payable interest rate was increased by 1%. In December 2017, the Company executed an amendment to the UNC Promissory Note that extended the maturity date of the promissory note from December 31, 2017 to June 30, 2018. All other terms and conditions of the Letter Agreement continued in force through the new maturity date. In June 2018, the Company executed an amendment to the UNC Promissory Note that extended the maturity date of the promissory note from June 30, 2018 to December 31, 2018 with the potential for acceleration depending on the proceeds of the IPO. All other terms and conditions of the Letter Agreement were to continue in force through the new maturity date. All such amendments to the UNC Promissory Note were accounted for as a modification. On August 2, 2018, the Company made a payment of $600,000 to UNC. The Company repaid the entire balance outstanding plus accrued interest pursuant to the closing of the A&R LSA with Pacific Western on October 26, 2018. The balance of the promissory note at June 30, 2019 and December 31, 2018 was $0 and $0, respectively.

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

In February 2018, the Company received proceeds of $25.6 million in exchange for the corresponding sale of shares of Series D at a price per share of $0.59808. In addition, all outstanding convertible notes, plus accrued interest, totaling $28.9 million, were converted into Series D at the same price per share. The unamortized balances of the discounts on convertible notes of $17.6 million were then amortized to interest expense. Therefore, the balances of these notes at June 30, 2019 was $0.  No gain or loss was recorded upon the conversion of the convertible notes.

Accounting for the Warrant Liabilities

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in derivative and warrant fair value adjustments in the Company’s Statements of Operations and Comprehensive Loss. The warrants, with a fair value of $4,474,122 at inception, were initially recorded as warrant liabilities on the Balance Sheets with a corresponding discount to the notes. The change in the estimated fair value of the warrant liabilities resulted in a fair value adjustment and is included in derivative and warrant fair value adjustments in the Statements of Operations and Comprehensive Loss. In conjunction with the IPO, the warrants automatically converted to warrants to purchase common stock. Therefore, upon IPO, the warrant liabilities were marked to fair market value and transferred to additional paid-in capital. Changes in the values of the warrant liabilities for the six months ended June 30, 2019 and 2018 are summarized below:

	Six Months Ended June 30,
	2019	2018
Fair value, beginning of period	$—	$2,462,859
Issuance of warrants	—	—
Change in fair value	—	(171,450)
Transfer to additional paid-in capital	—	—
Fair value, end of period	$—	$2,291,409

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

Key assumptions in the hybrid method include:

•	OPM-various conversion scenarios
•	Probability
•	Timing (Each financing scenario)
•	Enterprise value
•	Type of Security
•	Estimated security value
•	Methodology of valuing warrant OPM

Scheduled annual maturities of long-term debt as of June 30, 2019 are as follows:

Year ending December 31:
2019 - (six months remaining)	$—
2020	5,818,182
2021	5,818,182
2022	4,363,636
Total	16,000,000
Less: Unamortized discount	(124,874)
Less: Unamortized debt issuance costs	(34,962)
Less: Current portion of long-term debt	(2,835,583)
$13,004,581

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

As reported on March 11, 2019, we completed enrollment and met the primary endpoint in our INSPIRE trial. LIQ861 was observed to be well-tolerated in 109 patients, with 101 patients (93%) completing at least two months of treatment. During the two-month period, LIQ861 was evaluated at doses up to 150 mcg capsule strength with no study-drug related serious adverse events. Moreover, dosing has exceeded the 150 mcg capsule strength in some centers and we have not yet determined a maximum tolerated dose of LIQ861. We also completed enrollment in our one-directional crossover sub-study comparing bioavailability and pharmacokinetics, or PK, of treprostinil as sub-study patients transitioned from Tyvaso to LIQ861.

On April 3, 2019, we reported further data from our INSPIRE trial on exploratory endpoints at two months of treatment that demonstrated generally favorable results with respect to six-minute walk distance (6MWD) and quality of life as indicated by the Minnesota Living with Heart Failure Questionnaire (MLWHFQ). On May 14, 2019, we reported further presentation of this data at the American Thoracic Society (ATS) International Conference 2019.

On June 5, 2019, we reported results from the INSPIRE study indicating that the 75 mcg capsule strength of LIQ861 correlates with the 54 mcg dose of Tyvaso, the maximum recommended label dose of Tyvaso. Analysis of the data from the PK sub-study in patients showed variability in systemic plasma levels of both LIQ861 and Tyvaso, which is believed to be attributed to variation in severity of disease and has been seen in prior studies of treprostinil in patients. To more accurately characterize the PK of LIQ861, we conducted an additional PK study in healthy volunteers in which we observed unexpected variability in PK levels. Post-hoc analysis showed that plasma levels of treprostinil were tightly correlated to the LIQ861 dose delivered. We continue working to supplement the PK data set of LIQ861 and to further assess and minimize the variability in dosing and PK levels. Based upon additional non-clinical and clinical work completed to date, we now believe the unexpected variability seen in the healthy volunteer study was due to an administration technique unique to the conduct of the study in the phase 1 setting. We therefore plan to complete our PK work in the third quarter of 2019, with results expected during the fourth quarter of 2019.

In August 2019, we had a report that one clinical investigator reassessed a serious adverse event, preliminarily identified as hypersensitivity pneumonitis, as being possibly related to LIQ861, whereas the investigator had previously, in May and June 2019, characterized the event as not related to LIQ861. Based on our work to date, the patient’s medical history, two other potential alternative causes of this event noted by the clinical investigator, and the fact that the patient has been taking LIQ861 since October 2018, we do not agree with the clinical investigator’s current assessment. However, we are reporting the event to the FDA, as required, and we will continue to monitor and assess this event for any change. We expect to conclude the INSPIRE study during the third quarter of 2019. Following completion of this study, we plan to provide patients the opportunity to continue receiving LIQ861 by conducting an open label extension study as a follow-on to the INSPIRE study. We are also considering conducting additional clinical trials to generate additional data on LIQ861, including a hemodynamic study and a pediatric study, among others. We are targeting a New Drug Application, or NDA, submission to the U.S. Food and Drug Administration, or FDA, for LIQ861 in late 2019.

LIQ865

We have completed two Phase 1 clinical trials of our second product candidate, LIQ865, for the treatment of local post-operative pain. LIQ865 is our proprietary injectable, sustained-release formulation of bupivacaine, a non-opioid pain medication. We have designed LIQ865 to be administered as a single treatment for the management of local post-operative pain for three to five days after a procedure. If approved, we believe that LIQ865 has the potential to provide significantly longer post-operative pain relief compared to currently marketed formulations of bupivacaine. We initiated Phase 2-enabling toxicology studies in the first quarter of 2019. We expect to complete these studies by the end of 2019 and to commence initial Phase 2 proof-of-concept clinical trials in 2020.

Other

We believe that our PRINT technology can be applied to a wide range of therapeutic areas, molecule types and routes of administration. We are currently focused on developing product candidates that we believe are eligible to be approved under the 505(b)(2) regulatory pathway, which can be capital efficient and potentially enable a shorter time to approval, as it allows us to rely in part on existing knowledge of the safety and efficacy of the relevant reference listed drugs to support our applications for approval in the United States. If any of our product candidates are approved, we intend to conduct initial commercial manufacturing of drug product using in-house capabilities, and to outsource packaging and distribution to third parties. Where appropriate, we may also transition the commercial manufacture of our drug product to third parties. In addition to developing our two product candidates,  we have provided specific field-limited licenses to our PRINT technology to pharmaceutical companies seeking to develop their own potential drugs and biological therapies.

Financial Overview

We have not generated any revenue to date from the sale of pharmaceutical products, and we have historically financed our operations in large part with an aggregate of $170.0 million of gross proceeds from sales of our capital stock and convertible promissory notes, $16.0 million in term loans from a bank and a $2.1 million loan from The University of North Carolina at Chapel Hill, or UNC. We do not expect to generate significant product revenue unless and until we obtain marketing approval for and commercialize LIQ861, LIQ865 or one of our other future product candidates.

Since our inception, we have incurred significant operating losses. Our net loss was $19.7 million and $33.8 million for the six months ended June 30, 2019 and 2018, respectively, and $53.1 million and $29.2 million for the years ended December 31, 2018 and 2017.  As of June 30, 2019, we had an accumulated deficit of $187.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

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

As of June 30, 2019, we had $52.1 million of cash. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Our Collaborations

Our only revenue, which has been derived from collaborating with, and licensing our proprietary PRINT technology to, pharmaceutical companies, amounted to $8.1 and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. GlaxoSmithKline plc, or GSK, accounted for  $8.1 and $0.4 million for the six months ended June 30, 2019 and 2018, respectively, or 100% and 22% respectively, of our total revenue during these periods.  We have received up-front fees for technology access, milestone payments, and fees to develop drug products through research and development services, such as particle formulation and manufacturing.

GSK

In June 2012, we entered into an Inhaled Collaboration and Option Agreement with GSK, or the GSK ICO Agreement, under which we granted GSK exclusive options and licenses to further develop and commercialize inhaled therapies using our PRINT technology. In September 2015, GSK exercised its option to obtain an exclusive, worldwide license to certain of our know-how and patents relating to our PRINT technology, for the purpose of, among others, conducting preclinical studies of inhaled therapeutics developed, manufactured or otherwise produced using our PRINT technology. In consideration for GSK’s exercise of this option, we received a non-refundable up-front payment of $15.0 million, which amount was being amortized into revenue over a period of time based on the estimated remaining development period and on a similar basis as research and development services were expected to be performed.

Under the terms of the GSK ICO Agreement, we are also entitled to certain milestone payments aggregating up to $158 million upon the achievement of specified milestone events for new non-rescue therapeutic products. Rescue therapeutic products are therapeutics that GSK develops with our PRINT technology that had previously been discontinued from development. We are also entitled to tiered royalties on the worldwide sales of the licensed products at percentages ranging from the mid-single digits to low-single digits depending on the total number of products developed and other royalty step-down events, with a fixed low-single digit royalty floor. We also entered into other engagements with GSK under the GSK ICO Agreement, primarily for platform research services.

In December 2017, GSK informed us of its modified plans under the GSK ICO Agreement that reduced its requirements and budget for our research and development support in 2018. As a result, in January 2018, we reduced our research and development workforce accordingly, and we incurred approximately $400,000 in expense relating to the workforce reduction.

In June 2018, GSK notified us of its intention to review continuation of development of an inhaled antiviral for viral exacerbations in chronic obstructive pulmonary disease, or COPD, part of the GSK ICO Agreement, after completion of its related Phase 1 clinical trial. On July 20, 2018, GSK confirmed that it will not continue the COPD program. We do not expect to incur additional revenues or expenses directly associated with the COPD program.

In June 2019, we and GSK executed a third amendment to the collaboration agreement providing us rights to develop and commercialize certain additional inhaled programs at our sole cost and development. This amendment granted us the right to develop three additional molecular entities for application in inhaled programs using our PRINT technology and a mechanism to acquire rights to develop further molecular entities for inhaled applications. New inhaled programs developed under this amendment carry milestone and royalty payments due to GSK upon initiation of Phase 3 studies and subsequent commercialization, respectively. Additionally, prior to us licensing these new inhaled programs to a third party, GSK has a right of first negotiation for these programs.

The third amendment, among other factors, including the lack of continued performance anticipated by us and GSK under the original agreement, led us to the belief that no further research and development services will be provided to GSK under the collaboration agreement and the earnings process related to the up-front and development milestone payments previously received under the collaboration agreement is completed under the proportional performance model. Therefore, the remaining unamortized balances in the related deferred revenue and deferred sublicense payments of $8.1 million and $0.8 million, respectively, were fully recorded as Revenues and Cost of sales, respectively, during the six months ended June 30, 2019. Any potential milestone or royalty payments from us to GSK associated with this amendment will be recorded as operating expenses.

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from, any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

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

We anticipate that our annual general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher accounting, legal, consulting and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, investor relations costs, and director and officer insurance premiums associated with being a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table summarizes our results of operations:

	Three Months Ended
	June 30,
	2019	2018
	(in thousands)
Revenues	$8,072	$1,043
Costs and expenses:
Cost of sales	807	94
Research and development	10,723	5,918
General and administrative	2,409	1,991
Total costs and expenses	13,939	8,003
Loss from operations	(5,867)	(6,960)
Other income (expense):
Interest income	220	12
Interest expense	(254)	(246)
Derivative and warrant fair value adjustments	—	925
Total other income (expense)	(34)	691
Net loss	$(5,901)	$(6,269)

Revenues

Revenues were $8.1 million for the three months ended June 30, 2019, compared to $1.0 million for the three months ended June 30, 2018. The increase of $7.1 million, or 710.0%,  was due to the recognition of $8.1 million of deferred revenue from the GSK ICO Agreement resulting from the Third Amendment that was entered into in June 2019.

Cost of Sales

Cost of sales was $0.8 million for the three months ended June 30, 2019, compared to $0.1 million for the three months ended June 30, 2018.  The increase of $0.7 million, or 700.0%, was due to the increase in revenues. Cost of sales represents sub-licensing fees paid to UNC when licensing revenue is recognized from the use of the intellectual property that we in-licensed from UNC.

Research and Development Expenses

Research and development expenses were $10.7 million for the three months ended June 30, 2019, compared to $5.9 million for the three months ended June 30, 2018. The increase of $4.8 million, or 81.4%, was primarily due to the ongoing clinical development of LIQ861 which commenced in late December 2017. Research and development expenses during the three months ended June 30, 2019 consisted of $7.4 million and $1.6 million attributable to our ongoing development of LIQ861 and LIQ865, respectively, and $1.7 million from general research and development that was not directly related to a particular product.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended June 30, 2019, compared to $2.0 million for the three months ended June 30, 2018. The increase of $0.4 million, or 20.0%, was primarily due to an increase in employee-related expenditures and stock-based compensation totaling $0.3 million. General and administrative expenses are mainly the result of personnel expenses, including stock-based compensation, as well as legal and consulting fees and tax expense.

Loss from Operations

We recorded a loss from operations of $5.9 million for the three months ended June 30, 2019, compared to $7.0 million for the three months ended June 30, 2018. The decrease of $1.1 million, or 15.7%, was due to an increase in revenues, partially offset by an increase in cost of sales, an increase in research and development expenses and an increase in general and administrative expenses, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Other Income (Expense)

Interest income was $0.2 million for the three months ended June 30, 2019, compared to  $12,000 for the three months ended June 30, 2018.  The increase of $0.2 million was primarily due to our access to interest-bearing accounts in 2019.

Interest expense was $0.3 million for the three months ended June 30, 2019, compared to $0.2 million for the three months ended June 30, 2018. The increase in interest expense was primarily due to higher levels of debt during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Derivative and warrant fair value adjustments resulted in income of $0 for the three months ended June 30, 2019, compared to income of $0.9 million for the three months ended June 30, 2018. The decrease of $0.9 million was primarily due to the conversion of the warrants for convertible preferred stock to warrants for common stock at the time of the initial public offering.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table summarizes our results of operations:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Revenues	$8,072	$1,969
Costs and expenses:
Cost of sales	807	121
Research and development	21,388	13,545
General and administrative	5,430	4,141
Total costs and expenses	27,625	17,807
Loss from operations	(19,553)	(15,838)
Other income (expense):
Interest income	358	12
Interest expense	(473)	(18,122)
Derivative and warrant fair value adjustments	—	171
Total other income (expense)	(115)	(17,939)
Net loss	$(19,668)	$(33,777)

Revenues

Revenues were $8.1 million for the six months ended June 30, 2019, compared to $2.0 million for the six months ended June 30, 2018. The increase of $6.1 million, or 305.0%, was due to the recognition of $8.1 million of deferred revenue from the GSK ICO Agreement resulting from the Third Amendment that was entered into in June 2019.

Cost of Sales

Cost of sales was $0.8 million for the six months ended June 30, 2019, compared to $0.1 million for the six months ended June 30, 2018.  The increase of $0.7 million, or 700.0%, was due to the increase in revenues. Cost of sales represents sub-licensing fees paid to UNC when licensing revenue is recognized from the use of the intellectual property that we in-licensed from UNC.

Research and Development Expenses

Research and development expenses were $21.4 million for the six months ended June 30, 2019, compared to $13.5 million for the six months ended June 30, 2018. The increase of $7.9 million, or 58.5%, was primarily due to the ongoing clinical development of LIQ861 which commenced in late December 2017. Research and development expenses for the six months ended June 30, 2019 consisted of $15.8 million and $2.3 million attributable to our ongoing development of LIQ861 and LIQ865, respectively, and $3.3 million from general research and development that was not directly related to a particular product.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the six months ended June 30, 2019, compared to $4.1 million for the six months ended June 30, 2018. The increase of $1.3 million, or 31.7%, was primarily due to an increase in employee-related expenditures of $0.6 million, an increase in stock-based compensation of $0.6 million and an increase in professional fees of $0.1 million. General and administrative expenses are mainly the result of personnel expenses, including stock-based compensation, as well as legal and consulting fees and tax expense.

Loss from Operations

We recorded a loss from operations of $19.6 million for the six months ended June 30, 2019, compared to $15.8 million for the six months ended June 30, 2018. The increase of $3.8 million, or 24.1%, was due to an increase in cost of sales, an increase in research and development expenses and an increase in general and administrative expenses, partially offset by an increase in revenues, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Other Income (Expense)

Interest income was $0.4 million for the six months ended June 30, 2019, compared to $12,000 for the six months ended June 30, 2018. The increase of $0.4 million was primarily due to our access to interest-bearing accounts in 2019.

Interest expense was $0.5 million for the six months ended June 30, 2019, compared to $18.1 million for the six months ended June 30, 2018. The decrease in interest expense of $17.6 million, or 97.2%, was primarily due to lower levels of debt during the six months ended June 30, 2019 and the conversion of $27.4 million of convertible notes into shares of Series D preferred stock in February 2018.

Derivative and warrant fair value adjustments resulted in income  of $0 for the six months ended June 30, 2019, compared to income of $0.2 million for the six months ended June 30, 2018. The decrease of $0.2 million was primarily due to the conversion of the warrants for convertible preferred stock to warrants for common stock at the time of the initial public offering.

Liquidity and Capital Resources

Overview

We have financed our growth and operations through a combination of funds generated from our licensing revenues, the issuance of convertible preferred stock and common stock, capital leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash have been for working capital requirements and capital expenditures. As of June 30, 2019, we had a cash balance of $52.1 million, stockholders’ equity of $32.1 million and an accumulated deficit of $187.3 million. As of June 30, 2019, we had a net commitment of $2.2 million for leasehold improvements.

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

In October 2018, we and PWB entered into an Amended and Restated Loan and Security Agreement, or the A&R LSA, in which we received an initial tranche of $11.0 million to extinguish our then-current debt of $8.0 million under the LSA, repay in full the outstanding indebtedness under the UNC Promissory Note (as defined below) and to utilize for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provided for access to a second tranche of up to $5.0 million, the full amount of which we drew in June 2019. The second tranche became accessible as a result of the full enrollment of the Company’s LIQ861 INSPIRE clinical trial, without observing any materially adverse data through the two week endpoint. Both tranches require payments of interest-only through December 31, 2019, which interest-only period can be extended by six months if we close on at least $40.0 million in new financing from either equity sales or licensing activities by October 31, 2019, or the Financing Condition. The A&R LSA carries a one-time success fee of up to $375,000 depending on whether the Financing Condition is met, and a prepayment penalty of 1% to 2% for the first 24 months of the drawn tranche. The minimum cash covenant is $8.5 million, which can be reduced to $6.0 million in the event the Financing Condition is met. In May 2019, we and PWB entered into an amendment to the A&R LSA, to, among other things, amend our negative covenant related to capitalized expenditures to increase the aggregate amount of capitalized expenditures we are permitted to make without PWB’s prior written consent during the fiscal year ending December 31, 2019 from $1.25 million to $2.5 million.

The A&R LSA with PWB, as amended, contains restrictions that limit our flexibility in operating our business. We may not, among other things, without the prior written consent of PWB, (a) pay any dividends or make any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock except in certain prescribed circumstances, (b) create, incur, assume, guarantee or be or remain liable with respect to any indebtedness except certain permitted indebtedness or prepay any indebtedness, (c) replace or suffer the departure, as defined, of our Chief Executive Officer or Chief Financial Officer without delivering written notification to PWB within ten days of such change or (d) suffer a change on our Board of Directors, or Board, which results in the failure of at least one partner of either New Enterprise Associates or Canaan Partners or their respective affiliates to serve as a voting member, in each case without having used best efforts to deliver at least 15 days’ prior written notification to PWB.  PWB maintains a blanket lien on all assets excluding intellectual property, for which it has been provided a negative pledge.

During most of the year ended December 31, 2018, we had outstanding a promissory note to UNC, or the UNC Promissory Note. The UNC Promissory Note was unsecured and bore interest at a rate equal to one-year LIBOR plus 3%, compounded annually. The UNC Promissory Note was due and payable in full on December 31, 2018. Following the completion of the initial public offering of our common stock in July 2018, we made a payment to UNC of $600,000 in August 2018. We repaid the entire balance outstanding under the UNC Promissory Note, plus accrued interest pursuant to the closing of the A&R LSA with PWB in October 2018.

In a series of closings from January 2017 through November 2017, we issued and sold an aggregate of $27.4 million of unsecured subordinated convertible promissory notes, each accruing simple interest at a rate of 8.0% per annum.

In February 2018, we issued and sold an aggregate of 91,147,482 shares of Series D preferred stock at a price per share equal to $0.59808. Of the 31 investors that participated in the financing, 10 investors purchased an aggregate of 42,863,825 shares of Series D preferred stock for an aggregate purchase price of $25.6 million and 26 holders of outstanding convertible notes, in the aggregate amount of $28.9 million, converted their notes into an aggregate of 48,283,657 shares of Series D preferred stock.

In July 2018, we closed the initial public offering of 4,833,099 shares of common stock at a public offering price of $11.00 per share, including the underwriters’ partial exercise of their over-allotment option in connection therewith, which resulted in aggregate net proceeds of $47.3 million, after underwriting discounts and the payment of other offering expenses.

In March 2019, we closed an underwritten follow-on public offering of 3,000,000 shares of our common stock at a public offering price of $11.50 per share, which resulted in aggregate net proceeds of $31.9  million, after deducting underwriting discounts and commissions and other offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,270)	$(17,222)
Investing activities	(1,080)	(630)
Financing activities	35,936	23,665
Net increase in cash	$12,586	$5,813

Operating Activities

Net cash used in operating activities increased $5.1 million, from $17.2 million for the six months ended June 30, 2018 to $22.3 million for the six months ended June 30, 2019. The increase was mainly due to the impact from the decrease in amortization of discounts on long-term debt and convertible notes reflected in the section adjustments to reconcile net cash used in operating activities, partially offset by the decrease in net loss. The primary drivers of operating cash requirements were our research and development and general and administrative activities in each period. For the six months ended June 30, 2019, the net cash used in operating activities was $22.3 million, which was comprised of operating cash outflows before working capital changes of $16.7 million and net working capital outflows of $5.6 million.

Investing Activities

Net cash used in investing activities increased $0.5 million from $0.6 million for the six months ended June 30, 2018 to $1.1 million for the six months ended June 30, 2019. The increase was due to increased purchases of property, plant and equipment.

Financing activities

Net cash provided by financing activities increased $12.2 million from $23.7 million for the six months ended June 30, 2018 to $35.9 million for the six months ended June 30, 2019. This increase was primarily due to net proceeds from the follow-on offering of common stock of $31.9 million and the $5.0 million draw under the A&R LSA during the six months ended June 30, 2019, as compared to the sale of Series D preferred stock of $25.1 million during the six months ended June 30, 2018.

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

As a publicly traded company we will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq Stock Market LLC, or Nasdaq, require public companies to implement specified corporate governance practices that previously were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our current cash balance will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020, including the completion of our ongoing Phase 3 clinical trial and other development work for LIQ861 and the completion of our Phase 2-enabling toxicology studies for LIQ865, which we anticipate will result in LIQ865 being Phase 2-ready by the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize our product candidates, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for LIQ861 or LIQ865, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

We may raise additional capital through the sale of equity or convertible debt securities. In such an event, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceuticals, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues or net loss for the six months ended June 30, 2019 or in the years ended December 31, 2018 and 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $19.7 million for the six months ended June 30, 2019, and $53.1 million and $29.2 million for the years ended December 31, 2018 and 2017, respectively. We also had negative operating cash flows in the six months ended June 30, 2019, and for the years ended December 31, 2018 and 2017. As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $187.3 million and $167.1 million, respectively.

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

We have no products approved for marketing in any jurisdiction and we have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to our product candidates, LIQ861, a proprietary inhaled dry powder formulation of treprostinil, which is intended as an inhaled therapy for pulmonary arterial hypertension, or PAH, and LIQ865, a sustained-release formulation of bupivacaine for the management of local post-operative pain. We do not anticipate generating revenue from product sales for at least the next few years, if ever.

We have completed a Phase 1 clinical trial for LIQ861 and an early Phase 1a clinical trial in Denmark for LIQ865 and a Phase 1b clinical trial for LIQ865 in the United States. We commenced a Phase 3 clinical trial for LIQ861 in the first quarter of 2018 and reported completion of enrollment and achievement of the primary endpoint in the INSPIRE trial in the first quarter of 2019. LIQ861 was observed to be well-tolerated in 109 patients, with 101 patients (93%) completing at least two months of treatment. During the two-month period, LIQ861 was evaluated at doses up to 150 mcg capsule strength with no study-drug related serious adverse events,  with some dosing above the 150 mcg capsule strength. Exploratory endpoints of the INSPIRE trial demonstrated favorable functional and patient outcomes. We also completed enrollment in our one-directional crossover sub-study comparing bioavailability and PK of treprostinil as sub-study patients transitioned from Tyvaso to LIQ861. On June 5, 2019, we reported results from the INSPIRE study indicating that the 75 mcg capsule strength of LIQ861 correlates with the 54 mcg dose of Tyvaso, the maximum recommended label dose of Tyvaso. Analysis of the data from the PK sub-study in patients showed variability in systemic plasma levels of both LIQ861 and Tyvaso, which is believed to be attributed to variation in severity of disease and has been seen in prior studies of treprostinil in patients. To more accurately characterize the PK of LIQ861, we conducted an additional PK study in healthy volunteers. Post-hoc analysis showed that plasma levels of treprostinil were tightly correlated to the LIQ861 dose delivered. We are continuing work to supplement the PK data set of LIQ861 and to further assess and minimize the variability in dosing and PK levels. Based upon additional non-clinical and clinical work completed to date, we now believe the unexpected variability was due to an administration technique unique to the conduct of the study in the Phase 1 setting. We therefore plan to complete our PK work in the third quarter of 2019, with results expected during the fourth quarter of 2019. In August 2019, we had a report that one clinical investigator reassessed a serious adverse event, preliminarily identified as hypersensitivity pneumonitis, as being possibly related to LIQ861, whereas the investigator had previously, in May and June 2019, characterized the event as not related to LIQ861. Based on our work to date, the patient’s medical history, two other potential alternative causes of this event noted by the clinical investigator, and the fact that the patient has been taking LIQ861 since October 2018, we do not agree with the clinical investigator’s current assessment. However, we are reporting the event to the FDA, as required, and we will continue to monitor and assess this event for any change. Furthermore, we commenced preparations for Phase 2-enabling toxicology studies for LIQ865 in the fourth quarter of 2018 and initiated these initial studies in March 2019. We anticipate that, following the initial Phase 2-enabling toxicology studies, which we expect to complete by the end of 2019, we will commence initial Phase 2 proof-of-concept clinical trials for LIQ865 in 2020. We cannot assure you that our toxicology studies or clinical trials, if commenced, will be successful or meet their endpoints or that the endpoints will be sufficient to receive marketing approval.

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

Our financial statements for the six months ended June 30, 2019 and the year ended December 31, 2018 include a statement that our recurring losses and cash outflows from operations, our accumulated deficit and our debt maturing within twelve months raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Our ability to continue as a going concern could also materially limit our ability to raise additional funds through the issuance of new debt or equity securities or generate revenues from licensing and collaboration arrangements.  Future financial statements may also include statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

Although we have historically depended on GSK for a significant portion of our revenue, we do not expect to receive any additional revenue from our GSK collaboration.

We are party to a licensing agreement with GSK pursuant to which GSK has exercised an option to exclusively license our PRINT technology for applications in certain inhaled therapies, or the GSK ICO Agreement. We previously entered into a separate licensing agreement with GSK relating to the field of vaccines, which lapsed in April 2016. We have historically received a significant portion of our revenue from GSK pursuant to these licensing agreements. For the six months ended June 30, 2019 and 2018, our revenue attributable to our collaboration and licensing arrangements with GSK, which included a combination of billings for particle formulations, manufacturing, milestone payments and amortization of deferred revenue from up-front fees, accounted for 100% and 22%, respectively, of our total revenue. For the years ended December 31, 2018 and 2017, our revenue attributable to our collaboration and licensing arrangements with GSK accounted for 16% and 84%, respectively, of our total revenue.

GSK has informed us of changes to its plans with respect to the GSK ICO Agreement that has materially affected the amounts we received from GSK under this agreement for the year ended December 31, 2018 and which we expect will continue to materially affect the amounts we will receive from GSK under this agreement for the year ending December 31, 2019. In December 2017, GSK informed us of its modified plans under the GSK ICO Agreement that reduced its requirements and budget for our research and development support in 2018. Revenues from research and development services under the GSK ICO Agreement were $0.2 million for the year ended December 31, 2018. In response, in January 2018 we reduced our research and development workforce accordingly, and incurred approximately $400,000 in expense relating to the modification. Further, in June 2018, GSK notified us of its intention to review continuation of development of an inhaled antiviral for viral exacerbations in chronic obstructive pulmonary disease, or COPD, under the GSK ICO Agreement, after completion of its related Phase 1 clinical trial. In July 2018, GSK confirmed that it will not continue the COPD program. We do not expect to incur additional expenses directly associated with the COPD program. In part because GSK is no longer actively advancing any programs under our collaboration, we entered into the Third Amendment to the GSK ICO Agreement, pursuant to which we have the right to develop three products for delivery via inhalation, subject to specified milestone payments and royalties due to GSK. Additionally, under certain circumstances GSK has a right of first negotiation with respect to these programs.

As a result of these changes, we concluded that no further research and development services will be provided to GSK under the collaboration agreement and the earnings process related to the license fees previously received under the collaboration agreement is completed under the proportional performance model. Therefore, the remaining deferred revenue of $8.1 million was recognized as revenues during the six months ended June 30, 2019, and we do not expect to receive any additional revenue from GSK pursuant to our collaboration.

Our credit facility with Pacific Western Bank, or PWB, contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in PWB taking possession and disposing of any collateral.

Our credit facility contains restrictions that limit our flexibility in operating our business. Under the terms of the amended and restated loan and security agreement dated as of October 26, 2018, as amended, or the A&R LSA, with PWB, pursuant to which PWB extended a $16.0 million term loan facility to us, of which $11.0 million was received in October 2018 in an initial tranche and $5.0 million was received in May 2019,  we may not, among other things, without the prior written consent of PWB, (a) pay any dividends or make any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock except in certain prescribed circumstances, (b) create, incur, assume, guarantee or be or remain liable with respect to any indebtedness except certain permitted indebtedness or prepay any indebtedness, (c) replace or suffer the departure of our Chief Executive Officer or Chief Financial Officer without delivering written notification to PWB within ten days of such change or (d) suffer a change on our Board which results in the failure of at least one partner of Canaan Partners or their respective affiliates to serve as a voting member, without having used best efforts to deliver at least 15 days’ prior written notification to PWB. Our facility with PWB is collateralized by all of our assets excluding our intellectual property, on which we have granted a negative pledge.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. In particular, we expect that LIQ861 will face competition from Tyvaso®, and Ventavis®, which are existing drug products indicated for the treatment of PAH, potential new entrants such as Insmed Inc.’s INS-1009, as well as generic equivalents of Tyvaso following the expiry of Tyvaso’s patent in 2018. We are aware that MannKind Corporation, or MannKind, filed an Investigational New Drug application, or IND, and completed a Phase 1 trial evaluating an inhaled dry powder treprostinil product for the treatment of PAH. In October 2018, United Therapeutics Corporation, or United Therapeutics, and MannKind closed their worldwide exclusive licensing and collaboration agreement for the development and commercialization of a dry powder formulation of treprostinil, an investigational product currently being evaluated in clinical trials for the treatment of PAH. Under the agreement, United Therapeutics will be responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. Additionally, we are aware that Arena Pharmaceuticals, Inc., or Arena, has commenced a Phase 3 trial evaluating ralinepag, an oral IP receptor agonist for the treatment of patients suffering from PAH. In January 2019, Arena and United Therapeutics closed on a global license agreement for ralinepag. Under the agreement, United Therapeutics is now responsible for the development, manufacture and commercialization of ralinepag. These new collaborations may accelerate competition for LIQ861.

We expect LIQ865 to face competition from EXPAREL®, an existing injectable version of bupivacaine. The early success of EXPAREL may make it difficult for us to convince physicians, patients and other members of the medical community to accept and use LIQ865 over EXPAREL. In addition, while EXPAREL is currently the only direct competitor to LIQ865 on the market, Durect Corporation, Innocoll Holdings plc and Heron Therapeutics, Inc., or Heron, each have products in the pipeline that are potential competitors to LIQ865, which are estimated to enter the market in 2019, and generic equivalents of EXPAREL may enter the market following the expiry of EXPAREL’s patent in 2018. In October 2018, Heron announced the submission of its NDA to the FDA for HTX-011, an investigational long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. HTX-011 was granted both breakthrough therapy and fast track designations from the FDA as well as priority review by the FDA and a Prescription Drug User Fee Act, or PDUFA, goal date of April 30, 2019. On May 1, 2019, Heron announced that it received a complete response letter for HTX-011 from the FDA. If we are unable to maintain our competitive position, our business and prospects will be materially and adversely affected.

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

We have collaborated, and may consider collaborating, with, among others, pharmaceutical companies to expand the applications for our PRINT technology through licensing as well as joint product development arrangements. In addition, if we are able to obtain marketing approval for our product candidates from regulatory authorities, we may enter into strategic relationships with collaborators for the commercialization of such products.

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

If we are unable to establish licensing and collaboration arrangements or the terms of such agreements we enter into are unfavorable to us or restrict our ability to work with other pharmaceutical companies, we may not be able to expand the applications for our PRINT technology or commercialize our products, if and when approved, and our business and prospects may be materially and adversely affected.

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

•	our collaborators may have significant discretion in determining the efforts and resources that they will contribute;
•

our collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing (for example, in July 2018, GSK notified us of its decision to discontinue development of the inhaled antiviral for viral exacerbations in COPD, part of the GSK ICO Agreement, after completion of its related Phase 1 clinical trial and we do not believe that GSK is currently advancing any program under our collaboration);

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

For example, we currently rely on a sole supplier for treprostinil, the active pharmaceutical ingredient of LIQ861. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. Furthermore, LIQ861 is administered using RS00 Model 8 DPI, a DPI manufactured by Plastiape S.p.A. We also rely on a sole supplier for encapsulation and packaging services. We purchase treprostinil, our DPI supply and encapsulation and packaging services pursuant to purchase orders and do not have long-term contracts with these suppliers. In the event of any prolonged disruption to our supply of treprostinil, the manufacture and supply of RS00 Model 8 DPI or encapsulation and packaging services, our ability to develop and commercialize, and the timeline for commercialization of, LIQ861 may be adversely affected.

Our operations are concentrated in Morrisville, North Carolina and interruptions affecting us or our suppliers due to natural disasters or other unforeseen events could materially and adversely affect our operations.

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

In addition, if one of our suppliers experiences a similar disaster or unforeseen event, we could face significant delays in obtaining our supplies or be required to source supplies from an alternative supplier and may incur substantial costs as a result. Any significant uninsured loss, prolonged or repeated disruption to operations or inability to operate, experienced by us or by our suppliers could materially and adversely affect our business, financial condition and results of operations.

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

Our ability to continue our operations and manage our potential future growth depends on our ability to hire and retain suitably skilled and qualified employees, including those in senior management, in the long-term. Due to the specialized nature of our work, there is a limited supply of suitable candidates. We compete with other biotechnology and pharmaceutical companies, educational and research institutions and government entities, among others, for research, technical and clinical personnel. In addition, in order to manage our potential future growth effectively, we will need to improve our financial controls and systems and, as necessary, recruit sales, marketing, managerial and finance personnel. If we are unable to attract and retain skilled personnel, including in particular Neal Fowler, our Chief Executive Officer, our business and prospects may be materially and adversely affected.

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

Even if we obtain marketing approval, the FDA or comparable regulatory authorities in other countries may approve our product candidates for fewer or more limited indications than what we requested approval for, or may include safety warnings or other restrictions that may negatively impact the commercial viability of our product candidates. Likewise, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or the conduct of an expensive REMS, which could significantly reduce the potential for commercial success or viability of our product candidates. We also may not be able to find acceptable collaborators to manufacture our drug products, if and when approved, in commercial quantities and at acceptable prices, or at all.

We may be unable to continually develop a pipeline of product candidates, which could affect our business and prospects.

A key element of our long-term strategy is to continually develop a pipeline of product candidates by developing proprietary innovations to FDA-approved drug products using our PRINT technology. If we are unable to identify off-patent drug products for which we can develop proprietary innovations using our PRINT technology or otherwise expand our product candidate pipeline, whether through licensed or co-development opportunities, and obtain marketing approval for such product candidates within the timeframes that we anticipate, or at all, our business and prospects may be materially and adversely affected.

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

Our business model is to develop our own drug products in addition to collaborating with, among others, pharmaceutical companies to develop their drug products or drug products in collaboration. We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. We plan to pursue this pathway for our current product candidates. Even if the FDA allows us to rely on the 505(b)(2) regulatory pathway, we cannot assure you that such marketing approval will be obtained in a timely manner, or at all.

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

In addition, we may face patent infringement lawsuits in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the review or approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, or the Orange Book, the 505(b)(2) applicant is required to make a claim after filing their NDA that each such patent is invalid, unenforceable or will not be infringed and the patentholder may thereafter bring suit for patent infringement, which will trigger a  mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) application. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

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

Our future success depends on the successful development of our novel PRINT technology and products based on it, including LIQ861 and LIQ865. To our knowledge, no regulatory authority has granted approval to market or commercialize drugs made using our PRINT technology. Further, manufacturing facilities and processes utilizing our PRINT technology have not been the subject of FDA manufacturing inspections. We may never receive approval to market and commercialize any product candidate that uses our PRINT technology.

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

In particular, we will be required to identify and enroll a sufficient number of patients with PAH for our clinical trials and studies of LIQ861. PAH is a rare disease with a relatively small patient population, and our enrollment of clinical trial participants may be slow as a result. Furthermore, we are aware of a number of therapies for PAH that are being developed or that are already available on the market, and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, which may delay enrollment in our planned clinical trials.

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

During the exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease or condition, except in limited circumstances, such as if the second applicant demonstrates clinical superiority of its product to the product with orphan drug exclusivity through a demonstration of superior safety, superior efficacy or a major contribution to patient care, or if the manufacturer of the product with orphan exclusivity is not able to assure sufficient quantities of the product. “Same drug” means a drug that contains the same identity of the active moiety if it is a drug composed of small molecules, or of the principal molecular structural features if it is composed of macromolecules and is intended for the same use as a previously approved drug, except that if the subsequent drug can be shown to be clinically superior to the first drug, it will not be considered to be the same drug. Drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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

We conducted the early Phase 1a clinical trial of LIQ865 in Denmark, and not under an IND, we intend to conduct an additional clinical trial in Europe that explores the hemodynamic effects of LIQ861 in PAH patients, and we may, in the future, conduct clinical trials of our product candidates outside the United States. The FDA may not accept such foreign clinical data, and in such event, we may be required to re-conduct relevant clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.

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

Our company and our facilities are subject to payment of fees, ongoing review and periodic inspections by the FDA and other regulatory authorities for compliance with quality system regulations, including the FDA’s current good manufacturing practices, or cGMP, requirements. These regulations cover all aspects of the manufacturing, testing, quality control and record-keeping of our drug products. Furthermore, the facilities where our product candidates are manufactured may be subject to inspection by the FDA before we can obtain marketing approval and remain subject to periodic inspection even after our product candidates have received marketing approval. Suppliers of components and materials, such as active pharmaceutical ingredients, used to manufacture our drug products are also required to comply with the applicable regulatory standards.

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

If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon our development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Any serious adverse or undesirable side effects identified during the development of our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our product candidates receive regulatory approval and we or others later identify undesirable adverse effects caused by the product, we could face one or more of the following consequences:

•	regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication, or other safety labeling changes;
•	regulatory authorities may require a REMS;
•	regulatory authorities may withdraw their approval of the product;
•	regulatory authorities may seize the product;
•	we may be required to change the way that the product is administered, or conduct additional clinical trials or we may need to recall the product;
•	we may be subject to litigation or product liability claims, fines, injunctions or criminal penalties; and
•	our reputation may suffer.

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

Seeking marketing approval in countries other than the United States could be costly and time-consuming, especially if additional preclinical studies or clinical trials are required to be conducted. We currently do not have any product candidates approved for sale in any jurisdiction, including non-U.S. markets, and we do not have experience in obtaining marketing approval in non-U.S. markets. We currently also have not identified any collaborators to market our products outside of the United States and cannot assure you that such collaborators, even if identified, will be able to successfully obtain marketing approval for our product candidates outside of the United States. If we or our collaborators fail to obtain marketing approval in non-U.S. markets, or if such approval is delayed, our target market may be reduced, and our ability to realize the full market potential of our products will be adversely affected.

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

We, and any potential collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or our collaborators obtain marketing approval. Thus, if either of our current product candidates receive marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.

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

Our business model is to develop our own drug products in addition to collaborating with, among others, pharmaceutical companies to develop their drug products or drug products in collaboration. We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which allows us to rely on existing knowledge of the safety and efficacy of the relevant reference listed drugs to support our applications for approval in the United States. While we believe that it will be less difficult for us to convince physicians, patients and other members of the medical community to accept and use our drug products as compared to entirely new drugs, our drug products may nonetheless fail to gain sufficient market acceptance by physicians, patients, other healthcare providers and third-party payors. If any of our drug products fail to achieve sufficient market acceptance, we may not be able to generate sufficient revenue to become profitable. The degree of market acceptance of our drug products, if and when they are approved for commercial sale, will depend on a number of factors, including but not limited to:

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

If our drug products, if and when approved, fail to receive a sufficient level of market acceptance, our ability to generate revenue from sales of our drug products will be limited, and our business and results of operations may be materially and adversely affected.

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

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time-consuming and costly, which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our drug products.

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

The U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our drug products from coverage and limit payments for pharmaceuticals.

In addition, we expect that the increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities will continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Our customers may organize with each other or with third parties, such as distributors, manufacturers or hospitals, to negotiate prices that are lower than we may have been able to obtain from each of them individually. In such event, our ability to generate product revenue, and consequently our results of operations may be materially and adversely affected.

We may not be able to build our marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products.

In order to market and sell any of our drug products, if and when approved, we will be required to build our marketing and sales capabilities. We cannot assure you that we will be successful in doing so or be able to do so in a cost-effective manner. In addition, we may enter into collaboration arrangements with third parties to market our drug products. We may face significant competition for collaborators. In addition, collaboration arrangements may be time-consuming to negotiate and document. We cannot assure you that we will be able to negotiate collaborations for the marketing and sales of our drug products on acceptable terms, or at all. Even if we do enter into such collaborations, we cannot assure you that our collaborators will be successful in commercializing our products. If we or our collaborators are unable to successfully commercialize our drug products whether in the United States or elsewhere, our business and results of operations may be materially and adversely affected.

The off-label use or misuse of our products may harm our image in the marketplace, result in injuries that lead to costly product liability suits, or result in costly investigations and regulatory agency sanctions under certain circumstances if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

We are developing LIQ861 for the treatment of PAH and LIQ865 for the treatment of local post-operative pain. If our product candidates are cleared by the FDA for these specific indications, we may only promote or market our product candidates for their specifically cleared or approved indications. We will train our marketing and sales force against promoting our product candidates for uses outside of the cleared or approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products for uses for which they are not approved. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

These regulations or codes may limit our ability to effectively market our products, or we could run afoul of the requirements imposed by these regulations, causing reputational harm. These regulations or codes may also impose potentially substantial costs on us.

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

Any regulatory approvals that we may receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We will also be required to report certain adverse reactions and production problems, if any, to the FDA or other regulatory agencies and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA or other regulatory agency approval. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our product candidates in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a clinical study could result in the withdrawal of marketing approval. Furthermore, any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to assure compliance. Foreign regulatory authorities impose similar requirements. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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

If our product candidates are approved for commercialization outside of the United States, we may market our drug products ourselves, or we may enter into agreements with third parties to market the aforesaid drug products outside of the United States. In such event, we may be subject to risks related to international business operations, including, but not limited to:

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

In the event that our drug products are subject to recalls, withdrawals, seizures or other enforcement actions by the FDA or comparable regulatory authorities, our reputation and demand for our drug products could be materially and adversely affected. In addition, we may incur significant and unexpected expenditures and management attention may be diverted in connection with any such recall, withdrawal, seizure or other enforcement action or any corrective action required to be taken, which could have a material and adverse impact on our business and financial condition.

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

We may not be able to engage third-party contract manufacturing organizations, or CMOs, to manufacture our drug products, if and when approved, on a commercial scale to meet commercial demand for our drug products.

We may, in the future, rely on third-party CMOs or enter into contractual arrangements with third parties to manufacture our drug products, if and when approved, on a commercial scale. However, we cannot assure you that we will be able to contract with such third parties on acceptable terms, if at all, or that such third parties will satisfy our quality standards or meet our supply requirements in a timely manner, if at all. In addition, only a limited number of manufacturers are capable of supplying pharmaceutical products. The manufacturing process for our drug products will be highly regulated, and we will need to contract with manufacturers that can meet the relevant regulatory requirements on an ongoing basis. If the third-party manufacturers with whom we contract fail to perform their obligations, we may not be able to meet commercial demand for our drug products, which would have a material and adverse impact on our business.

Risks Related to our Intellectual Property

Our commercial success depends largely on our ability to protect our intellectual property.

Our commercial success depends, in large part, on our ability to obtain and maintain patent protection and trade secret protection in the United States and elsewhere in respect of our product candidates and PRINT technology. If we fail to adequately protect our intellectual property rights, our competitors may be able to erode, negate or preempt any competitive advantage we may have. To protect our competitive position, we have filed and will continue to file for patents in the United States and elsewhere in respect of our product candidates and PRINT technology. The process of identifying patentable subject matter and filing a patent application is expensive and time-consuming. We cannot assure you that we will be able to file the necessary or desirable patent applications at a reasonable cost, in a timely manner, or at all. Further, since certain patent applications are confidential until patents are issued, third parties may have filed patent applications for subject matters covered by our pending patent applications without us being aware of such applications, and our patent applications may not have priority over patent applications of others. In addition, we cannot assure you that our pending patent applications will result in patents being obtained. The standards that patent offices in different jurisdictions use to grant patents are not always applied predictably or uniformly and may change from time to time.

Even if we have been or are able to obtain patent protection for our product candidates or PRINT technology, if the scope of such patent protection is not sufficiently broad, we may not be able to rely on such patent protection to prevent third parties from developing or commercializing product candidates or technology that may copy our product candidates or technology. The enforceability of patents in the pharmaceutical industry involves complex legal and scientific questions and can be uncertain. Accordingly, we cannot assure you that third parties will not successfully challenge the validity, enforceability or scope of our patents. A successful challenge to our patents may lead to generic versions of our drug products being launched before the expiry of our patents or otherwise limit our ability to stop others from using or commercializing similar or identical products and technology. A successful challenge to our patents may also reduce the duration of the patent protection of our drug products or technology. If any of our patents are narrowed or invalidated, our business and prospects may be materially and adversely affected. In addition, we cannot assure you that we will be able to detect unauthorized use or take appropriate, adequate and timely actions to enforce our intellectual property rights. If we are unable to adequately protect our intellectual property, our business, competitive position and prospects may be materially and adversely affected.

Even if our patents or patent applications are unchallenged, they may not adequately protect our intellectual property or prevent third parties from designing around our patents or other intellectual property rights. If the patent applications we file or may file do not lead to patents being granted or if the scope of any of our patent applications is challenged, we may face difficulties in developing our product candidates, companies may be dissuaded from collaborating with us, and our ability to commercialize our product candidates may be materially and adversely affected. We are unable to predict which of our patent applications will lead to patents or assure you that any of our patents will not be found invalid or unenforceable or challenged by third parties. The patents of others may prevent the commercialization of product candidates incorporating our technology. In addition, given the amount of time required for the development, clinical testing and regulatory review of new product candidates, any patents protecting our product candidates may expire before or shortly after such product candidates might become approved for commercialization.

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

In addition, we, our collaborators or our licensees may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. As a result, we may miss potential opportunities to seek patent protection or strengthen our patent position.

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

The provisions under the Leahy-Smith Act changed the way patent applications are prosecuted and may also affect patent litigation. It may have also weakened our ability to obtain patent protection in the United States for applications filed after March 16, 2013.

Further, the post-grant review and inter partes review proceedings established under the Leahy-Smith Act have been used by certain parties to cause a cancellation of selected or all claims in relation to the issued patents of their competitors. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, and use a lower burden of proof than that used in civil actions in the U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in litigation in a U.S. federal court. We cannot assure you that we, our licensors or our collaborators will be successful in defending any challenge by a third party in a USPTO proceeding.

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

•

even when HIPAA does not apply, according to the U.S. Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule;

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
•

the ACA established the new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with the funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products by influencing decisions relating to coverage and reimbursement rates; and

•

the ACA established the Center for Medicare and Medicaid Innovation within the Centers for Medicare & Medicaid Center, or Innovation Center, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. The Innovation Center has been funded through 2019, and funding will be automatically renewed for each 10 year budget window thereafter.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or the TCJA, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals, so the ruling does not have immediate effect.  Recently, on July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit heard arguments on appeal in Texas v. Azar. It is unclear how the eventual decision from this appeal, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. It is also unclear how regulations and sub-regulatory policy, which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Recent federal budget proposals have included measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS is soliciting feedback on some of these measures and has begun attempting to implement others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019; and in May 2019 CMS finalized a rule that was to take effect July 9, 2019 requiring direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product.  In June 2019, however, several pharmaceutical companies filed suit in the U.S. District Court for the District of Columbia, opposing the implementation of the rule. Although some of these, and other, proposals related to the administration’s Blueprint may require additional authorization to become effective may ultimately be withdrawn (as was the case for a proposed rule that would have modified drug rebates), or may face challenges in the courts, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs, including by addressing the role of pharmacy benefit managers in the supply chain. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of July 31, 2019, 18,643,442 shares of our common stock were outstanding, of which approximately 13.1 million shares of common stock, or 70% of our outstanding shares as of July 31, 2019, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. The resale of the remaining approximately 5.5 million shares held by our stockholders is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of July 31, 2019, the holders of approximately 10.2 million shares, or 55%, of our outstanding shares as of July 31, 2019, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

Our management has broad discretion in using the net proceeds from prior equity offerings and may not use them effectively.

We expect to use the net proceeds of prior equity offerings to complete our ongoing Phase 3 clinical trial and other development work for LIQ861, advance LIQ865 through our Phase 2-enabling toxicology studies which commenced in March 2019 and into initial Phase 2 proof-of-concept clinical trials expected to commence in 2020, fund operations supporting the development of, and commercial activities for, LIQ861 and LIQ865, and for working capital and general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish available cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term,  investment-grade,  interest-bearing securities, which may not yield favorable returns.

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

•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
•	failure to commercialize our product candidates or failure to achieve the size or growth of the markets we intend to target to meet our expectations;
•	departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
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

Our stockholders may experience dilution upon future equity issuances, including any other convertible debt or equity securities we may issue in the future, the exercise of stock options to purchase common stock granted to our employees, consultants and directors, including options to purchase common stock granted under our stock option and equity incentive plans, the issuance of common stock in settlement of previously issued awards under our stock option and equity incentive plans that may vest in the future or the issuance of common stock pursuant to our employee stock purchase plan.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell equity securities, convertible securities or other securities in one or more transactions at prices and in a manner we determine from time to time. If we sell equity securities, convertible securities or other securities in more than one transaction, current investors may be materially diluted by subsequent sales. New investors could also gain rights, preferences and privileges senior to those of holders of our existing equity securities.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 30.5% of our capital stock as of July 31, 2019, of which 3.2% are beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of the Board, and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases research coverage of us, fails to regularly publish reports on us or issues an adverse opinion about our business, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We have also incurred costs associated with recently adopted corporate governance requirements, including requirements of the U.S. Securities and Exchange Commission and the Nasdaq Stock Market LLC, or Nasdaq. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage that we received as a private company. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our March 2019 follow-on equity offering,  our initial public offering as well as other past transactions and any ownership changes that we may experience in the future as a result of subsequent shifts in ownership of our shares of common stock, we may trigger an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and research and development tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

The TCJA could adversely affect our business and financial condition.

On December 22, 2017, the TCJA was enacted into law. The TCJA includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide system to a territorial tax system. For taxpayers with revenues over a certain threshold, the TCJA also limits interest expense deductions to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The TCJA permits disallowed interest expense to be carried forward indefinitely. We calculated our best estimate of the impact of the TCJA in our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the TCJA and guidance available at the time. The overall impact of the TCJA resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of $14.1 million. We completed our accounting for the TCJA during the fourth quarter of 2018. No changes to the provisional amounts as of December 31, 2017 were recorded. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

10.1

Executive Employment Agreement, dated as of May 22, 2019, by and between Liquidia Technologies, Inc. and Richard D. Katz, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2019).

10.2*	First Amendment to Amended and Restated Loan and Security Agreement, dated as of May 21, 2019, by and between Liquidia Technologies, Inc. and Pacific Western Bank.
10.3**

Amendment No.3 to the Inhaled Collaboration and Option Agreement, dated June 24, 2019, by and between Liquidia Technologies, Inc. and Glaxo Group Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2019).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following materials from Liquidia Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018, (ii) Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Statement of Stockholders’ Equity (Deficit) (unaudited) for the six months ended June 30, 2019 and 2018, (iv) Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018 and (v) Notes to Financial Statements (unaudited).

* Filed herewith.

** Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

***  In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDIA TECHNOLOGIES, INC.
DATE: August 14, 2019	By:	/s/Neal Fowler
Neal Fowler
Chief Executive Officer

LIQUIDIA TECHNOLOGIES, INC.
DATE: August 14, 2019	By:	/s/Richard D. Katz, M.D.
Richard D. Katz, M.D.
Chief Financial Officer