Form 10-Q
period 2019-09-30
Liquidia Technologies Inc
filed 2019-11-13
CIK 1330436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or
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
N/A
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

As of November 8, 2019, there were 18,656,920 shares of the issuer’s common stock outstanding.

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

•	our ability to establish and maintain collaborations;
•	our estimates regarding the market opportunities for our product candidates;
•	our intellectual property position and the duration of our patent rights;
•	our estimates regarding future expenses, capital requirements and needs for additional financing; and
•	our expected use of cash and the period over which our cash balance will be sufficient to meet our operating needs.

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

Liquidia Technologies, Inc.

Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$39,304,564	$39,534,985
Accounts receivable - trade and other	945,662	272,557
Prepaid expenses and other current assets	486,471	219,057
Total current assets	40,736,697	40,026,599
Property, plant and equipment, net	8,090,272	8,130,708
Operating lease right-of-use assets, net	2,836,829	—
Prepaid expenses and other assets	574,857	1,260,951
Total assets	$52,238,655	$49,418,258
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,543,940	$3,235,949
Accrued expenses	1,531,133	1,459,182
Accrued compensation	2,263,083	2,515,519
Deferred rent	—	268,599
Current portion of operating lease liabilities	543,677	—
Current portion of finance lease liabilities	1,020,546	452,703
Current portion of long-term debt	4,293,611	316,906
Total current liabilities	14,195,990	8,248,858
Long-term operating lease liabilities	5,822,244	—
Long-term finance lease liabilities	1,106,083	376,082
Long-term deferred rent	—	2,406,084
Long-term deferred revenue	—	8,071,920
Long-term debt	11,565,636	11,627,643
Total liabilities	32,689,953	30,730,587
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018, 0 and 0 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock — $0.001 par value, 40,000,000 shares authorized as of September 30, 2019 and December 31, 2018, 18,656,686 and 15,519,469 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	18,656	15,520
Additional paid-in capital	220,277,054	185,726,048
Accumulated deficit	(200,747,008)	(167,053,897)
Total stockholders’ equity	19,548,702	18,687,671
Total liabilities and stockholders’ equity	$52,238,655	$49,418,258

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$—	$169,730	$8,072,120	$2,138,579
Costs and expenses:
Cost of sales	—	—	807,192	121,391
Research and development	10,942,561	7,156,618	32,330,454	20,701,022
General and administrative	2,377,687	2,283,936	7,807,920	6,424,892
Total costs and expenses	13,320,248	9,440,554	40,945,566	27,247,305
Loss from operations	(13,320,248)	(9,270,824)	(32,873,446)	(25,108,726)
Other income (expense):
Interest income	162,207	128,120	519,861	139,965
Interest expense	(265,018)	(636,573)	(737,429)	(18,759,078)
Derivative and warrant fair value adjustments	—	106,265	—	277,715
Total other income (expense), net	(102,811)	(402,188)	(217,568)	(18,341,398)
Net loss	(13,423,059)	(9,673,012)	(33,091,014)	(43,450,124)
Other comprehensive loss	—	—	—	—
Comprehensive loss	$(13,423,059)	$(9,673,012)	$(33,091,014)	$(43,450,124)
Net loss per common share:
Basic	$(0.72)	$(0.83)	$(1.85)	$(10.16)
Diluted	(0.72)	(0.84)	(1.87)	(10.27)
Weighted average common shares outstanding:
Basic	18,757,166	11,606,489	17,856,826	4,277,554
Diluted	18,650,892	11,464,459	17,737,737	4,229,691

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2019

(Unaudited)

	Preferred Stock												Common Stock				Additional
	Series A		Series A-1		Series B		Series C		Series C-1		Series D		Voting		Class B Nonvoting		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	—	—	—	—	—	—	—	—	—	—	—	—	15,519,469	15,520	—	—	185,726,048	(167,053,897)	18,687,671
Cumulative adjustment - adoption of ASC 842	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(602,098)	(602,098)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	52,914	53	—	—	63,099	—	63,152
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	64,629	64	—	—	649	—	713
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	887,022	—	887,022
Public offering of common stock	—	—	—	—	—	—	—	—	—	—	—	—	3,000,000	3,000	—	—	32,427,000	—	32,430,000
Public offering financing costs	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(382,424)	—	(382,424)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,766,789)	(13,766,789)
Balance as of March 31, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	18,637,012	$18,637	—	$—	$218,721,394	$(181,422,784)	$37,317,247
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	6,430	6	—	—	30,110	—	30,116
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	821,770	—	821,770
Public offering financing costs	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	(174,768)	—	(174,768)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,901,165)	(5,901,165)
Balance as of June 30, 2019	—	—	—	—	—	—	—	—	—	—	—	—	18,643,442	18,643	—	—	219,398,506	(187,323,949)	32,093,200
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	13,244	13	—	—	48,046	—	48,059
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	830,502	—	830,502
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,423,059)	(13,423,059)
Balance as of September 30, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	18,656,686	$18,656	—	$—	$220,277,054	$(200,747,008)	$19,548,702

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2018

(Unaudited)

	Preferred Stock												Common Stock				Additional
	Series A		Series A-1		Series B		Series C		Series C-1		Series D		Voting		Class B Nonvoting		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2017	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	—	$—	549,952	$550	19,645	$20	$79,677,540	$(113,413,311)	$(33,692,236)
Cumulative adjustment - adoption of ASC 606	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(504,727)	(504,727)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	51,543	52	—	—	152,352	—	152,404
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	341,314	—	341,314
Issuance of Series D preferred stock, net	—	—	—	—	—	—	—	—	—	—	91,147,482	91,147	—	—	—	—	53,893,361	—	53,984,508
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,508,187)	(27,508,187)
Balance as of March 31, 2018	1,974,430	$1,974	1,834,862	$1,835	4,496,908	$4,497	17,102,578	$17,103	17,556,178	$17,556	91,147,482	$91,147	601,495	$602	19,645	$20	$134,064,567	$(141,426,225)	$(7,226,924)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	26,635	26	—	—	62,378	—	62,404
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	519,835	—	519,835
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,268,924)	(6,268,924)
Balance as of June 30, 2018	1,974,430	1,974	1,834,862	1,835	4,496,908	4,497	17,102,578	17,103	17,556,178	17,556	91,147,482	91,147	628,130	628	19,645	20	134,646,780	(147,695,149)	(12,913,609)
Initial public offering	—	—	—	—	—	—	—	—	—	—	—	—	4,833,099	4,833	—	—	53,159,256	—	53,164,089
Automatic conversion of preferred stock and Class B common stock	(1,974,430)	(1,974)	(1,834,862)	(1,835)	(4,496,908)	(4,497)	(17,102,578)	(17,103)	(17,556,178)	(17,556)	(91,147,482)	(91,147)	9,967,852	9,968	(19,645)	(20)	124,164	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	28,314	28	—	—	71,810	—	71,838
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	20,891	21	—	—	331	—	352
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	864,352	—	864,352
Reclassification of warrant liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,185,144	—	2,185,144
IPO financing costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,843,618)	—	(5,843,618)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,673,012)	(9,673,012)
Balance as of September 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	15,478,286	$15,478	—	$—	$185,208,219	$(157,368,161)	$27,855,536

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(33,091,014)	$(43,450,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,539,294	1,725,501
Depreciation and amortization	2,047,854	1,135,550
Amortization of discount on long-term debt and convertible notes	—	17,550,541
Non-cash interest expense	32,180	339,504
Warrant fair value adjustment	—	(277,715)
Non-cash rent (income) expense	—	(154,395)
Changes in operating assets and liabilities:
Accounts receivable - trade and other	262,999	1,540,253
Prepaid expenses and other current assets	(267,414)	(88,979)
Other non-current assets	1,437,416	2,270,929
Accounts payable	1,353,762	(1,711,787)
Accrued expenses	77,630	(1,000,939)
Accrued compensation	(252,436)	(85,633)
Operating lease liabilities	(290,492)	—
Deferred revenue	(8,071,920)	(1,294,682)
Net cash used in operating activities	(34,222,141)	(23,501,976)
Investing activities
Purchases of property, plant and equipment	(1,716,208)	(769,870)
Net cash used in investing activities	(1,716,208)	(769,870)
Financing activities
Principal payments on finance leases	(696,875)	(480,940)
Proceeds from issuance of long-term debt	5,000,000	—
Refund of principal payments on long-term debt	—	588,889
Principal payments on long-term debt	—	(2,433,680)
Payments for debt issuance costs	—	(392,000)
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	25,106,896
Proceeds from public offering of common stock, net of underwriting fees and commissions	31,872,808	47,320,584
Payments for offering costs	(610,007)	(1,628,090)
Proceeds from exercise of stock options and warrants	142,002	286,998
Net cash provided by financing activities	35,707,928	68,368,657
Net increase (decrease) in cash	(230,421)	44,096,811
Cash, beginning of period	39,534,985	3,418,979
Cash, end of period	$39,304,564	$47,515,790
Supplemental disclosure of cash flow information
Cash paid for interest	$705,249	$869,033
Cash paid for operating lease liabilities	$790,688	$—
Right of use assets obtained with lease liabilities	$354,791	$—
Purchase of equipment with leases	$—	$456,517
Changes in purchases of equipment in accounts payable	$187,086	$145,473
Purchase of build-to-suit asset with deferred financing obligation	$—	$272,656
Reclassification of deferred financing obligation to long-term debt	$—	$277,009
Reclassification of financing costs on deferred financing obligation to discount on long-term debt	$—	$1,614,466
Accrued tenant improvements and receivable from landlord	$936,104	$—
Conversion of accrued interest to long-term debt	$—	$106,558
Conversion of convertible notes and accrued interest into Series D preferred stock	$—	$28,877,498
Deferred offering costs incurred but not paid	$141,314	$340,069
Exercise of stock options through exchange of vested stock options	$—	$162,156

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, which are included in the Company’s Form 10-K (File No. 001-38601).

With the exception of accounting for leases, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies disclosed in Note 2 of the financial statements for the years ended December 31, 2018 and 2017.

Variable Interest Entities

The Company identifies entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). The Company performs an initial and ongoing evaluation of the entities with which the Company has variable interests to determine if any of these entities are VIEs. If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE and the entity must be consolidated. As of September 30, 2019 and December 31, 2018, the Company determined that Envisia Therapeutics Inc. (“Envisia”) was a VIE, although the Company does not consolidate it as the Company is not the primary beneficiary for Envisia. Envisia is accounted for under the equity method. There have been no activities between Envisia and the Company in the nine months ended September 30, 2019 or during the year ended December 31, 2018.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's operations have consisted primarily of developing its technology, developing products, prosecuting its intellectual property and securing financing. The Company has incurred recurring losses and cash outflows from operations, has an accumulated deficit, and has debt principal payments commencing in the first quarter of 2020. The Company expects to continue to incur losses in the foreseeable future and will require additional financial resources to continue to advance its products and intellectual property, in addition to repaying its maturing debt and other obligations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company will need to raise substantial additional capital to continue its business operations and remain in compliance with the minimum cash covenant on its debt during and beyond the first quarter of 2020, in addition to commercialize LIQ861, if approved. Such capital may not be available on a timely basis, on terms that are favorable to the Company, or at all. Alternatively, in light of the Company's current limited cash resources, the recent trading price of the Company's common stock, outstanding debt and associated minimum cash covenant, and based on a review of the status of its programs, resources and capabilities, the Company continues to explore a wide range of strategic alternatives with the support of its financial advisor, Jefferies LLC, that could maximize stockholder value. The Company's efforts have been and continue to be focused primarily upon the potential formation of a partnership or a licensing transaction with respect to its lead program, LIQ861 for the treatment of PAH. Strategic alternatives may also include the sale of some of the Company’s assets or proprietary technologies, or a potential merger or sale of the Company.

There can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to the Company, or at all. If the Company is unable to successfully raise capital or conclude an appropriate strategic transaction, it may determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of September 30, 2019 and December 31, 2018.

Accounts Receivable – Trade and Other

Accounts receivable are stated at historical cost less an allowance for doubtful accounts as of each Balance Sheet date. The Company does not accrue interest on trade receivables. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write offs and the current status of all receivables. The Company writes off customer receivables when it becomes apparent, based upon customer facts and circumstances, that such amounts will not be collected. As of September 30, 2019, substantially all of the balance recorded in accounts receivable consists of amounts owed to the Company from its landlord for the reimbursement of tenant improvements in accordance with the Company’s lease agreement. The allowance for doubtful accounts was $0 and $0 as of September 30, 2019 and December 31, 2018, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash to the extent of amounts recorded on the Balance Sheet. With regards to cash, 100% of the Company’s cash is held on deposit with Pacific Western Bank. With regards to revenues, GlaxoSmithKline plc (“GSK” and “GSK Inhaled”) accounted for 0% and 0% of the Company’s revenues for the three months ended September 30, 2019 and 2018, respectively, and 100% and 20% of the Company’s revenues for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company recognizes compensation costs related to stock options granted to non-employees based on the estimated fair value of the awards on the date of grant in the same manner as employees. Prior to the adoption of ASU 2018-07 on January 1, 2019, the fair value of the stock options granted to non-employees was re-measured each reporting period until the service was complete, and the resulting increase or decrease in value, if any, was recognized as expense or income, respectively, during the period the related services were rendered. After the adoption of ASU 2018-07, stock options granted to non-employees are no longer re-measured each reporting period.

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

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Due to their anti-

dilutive effect, the calculation of diluted net loss per share for the three and nine months ended September 30, 2019 and 2018 does not include the following common stock equivalent shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock Options	2,037,003	1,642,004	2,037,003	1,642,004
Warrants	106,274	198,870	106,274	198,870
Total	2,143,277	1,840,874	2,143,277	1,840,874

For the three and nine months ended September 30, 2019 and 2018,  the only reconciling item between basic and diluted net loss per share is the impact of the common stock warrants that are included in the calculation of basic net loss per share since their exercise price is de minimis, but excluded from the calculation of diluted net loss per share since the impact of such warrants is antidilutive. For all periods presented, there were no other reconciling items between basic and diluted net loss per share.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, and accounts payable at September 30, 2019 and December 31, 2018 approximated fair value due to the short maturity of these instruments.

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

The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of September 30, 2019 and December 31, 2018:

Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets	Inputs	Unobservable	Carrying
September 30, 2019	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Pacific Western Bank note - A&R LSA	$—	$15,977,222	$—	$15,859,247

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets	Inputs	Unobservable	Carrying
December 31, 2018	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Pacific Western Bank Tranche I note - A&R LSA	$—	$10,412,650	$—	$10,802,355
CSC build-to-suit equipment financing	—	1,311,135	—	1,142,194
Total	$—	$11,723,785	$—	$11,944,549

The fair value of debt was measured as the present value of the respective future cash outflows discounted at a current interest rate as of the end of the reporting period, taking into account the remaining term of liabilities.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. As of September 30, 2019 and December 31, 2018, the Company recorded deferred offering costs relating to its financing activities of $141,314 and $110,365, respectively, which is included in Prepaid Expenses and Other Assets in the accompanying Balance Sheets.

Income Taxes

The Company did not record a federal or state income tax benefit for the three and nine months ended September 30, 2019 and 2018, as a result of the establishment of a full valuation allowance being required against the Company’s net deferred tax assets.

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

3. Common and Preferred Stock

Authorized Capital

As of September 30, 2019,  the authorized capital of the Company consists of 50,000,000 shares of capital stock, $0.001 par value per share, of which 40,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan automatically increased from 1,600,000 to 2,220,778 pursuant to the evergreen provision contained in the 2018 Plan. As of September 30, 2019,  the Company had reserved a total of 2,217,735 shares of common stock for issuance under the Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”),  747,156 shares of common stock for issuance under the Liquidia Technologies, Inc. 2016 Equity Incentive Plan, as amended (the “2016 Plan”), 399,069 shares of common stock for issuance under the Liquidia Technologies, Inc. Stock Option Plan, as amended (the “2004 Plan”), and 300,000 shares of common stock for issuance under the ESPP.

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

In March 2019, the Company closed an underwritten follow-on offering of 3,000,000 shares of its common stock at a public offering price of $11.50 per share. The gross proceeds from the offering were $34.5 million and net proceeds were $31.9 million, after deducting underwriting discounts and commissions and other offering expenses.

In August 2019, the Company entered into a sales agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $40,000,000, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company’s sole discretion, under which Jefferies will act as the Company’s agent and/or principal. The Company will pay Jefferies a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the three and nine months ended September 30, 2019, the Company sold 0 shares of common stock under the ATM Agreement.

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

Upon closing of the Series D financing, the Company had warrants outstanding to purchase 3,698,128 shares of Series D. In conjunction with the IPO in the third quarter of 2018, these warrants were automatically converted into warrants to purchase 219,761 shares of common stock. During the nine months ended September 30, 2019,  64,629 shares of common stock underlying warrants were exercised. As of September 30, 2019,  an aggregate of 106,274 shares of common stock underlying warrants were exercisable, each with an exercise price of $0.0168 per share.

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

In July 2018, in conjunction with the Company’s IPO, the stockholders approved the 2018 Plan. A total of 1,600,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2018 Plan. On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan automatically increased from 1,600,000 to 2,220,778 pursuant to the evergreen provision contained in the 2018 Plan. This reserve will automatically increase each subsequent anniversary of January 1 through 2028, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors. In addition to stock options, the 2018 Plan provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards. The 2018 Plan provides for accelerated vesting under certain change of control transactions.

Determining the appropriate fair value model and the related assumptions requires judgment. The fair value of each option grant is estimated using a Black-Scholes option pricing model. The following table summarizes the assumptions used for estimating the fair value of stock options granted during:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Expected dividend yield	—%		—%		—%		—%
Risk-free interest rate	1.44% - 1.85%		2.91% - 3.01%		1.44% - 2.54%		2.67% - 3.01%
Volatility	83% - 85%		79%		83% - 85%		78% - 79%
Expected life	5.83	years	6.25	years	6.04	years	6.25	years
Weighted-average fair value per share	$3.51		$8.33		$8.35		$8.33

The following table summarizes stock option activity under the 2004 Plan, the 2016 Plan, and the 2018 Plan:

			Weighted
	Shares		Average
	Available	Options	Exercise
	for Issuance	Outstanding	Price
Outstanding at December 31, 2018	1,193,329	1,658,112	$8.76
Shares reserved for future issuance for 2018 Plan	620,779	—
Options granted	(667,108)	667,108	$11.88
Exercised	—	(32,325)	$4.37
Cancelled/expired from 2004 Plan	—	—	$—
Cancelled/expired from 2016 Plan	—	(137,734)	$9.35
Cancelled/expired from 2018 Plan	165,112	(118,158)	$14.15
Outstanding at September 30, 2019	1,312,112	2,037,003	$9.49

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2019:

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual	Average
	of	Life	Exercise
	Options	(In Years)	Price
Outstanding and expected to vest	1,807,947	7.89	$9.29
Vested and exercisable	788,572	6.44	$7.05

The weighted-average grant date price per share was $11.88 and $9.82 per share for the shares issued during the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, 32,325 stock options were exercised for the purchase of common stock for total cash proceeds of $141,327. The intrinsic value for the options exercised was $35,197.

As of September 30, 2019, the intrinsic value of options outstanding and exercisable was $196,086. The weighted average remaining contractual term of options outstanding and exercisable is 8.03 years as of September 30, 2019.

In March 2018, the Board of Directors approved a grant of 127,576 non-performance based restricted stock units (“RSUs”) under the 2016 Plan. The weighted average fair value of such RSUs was $10.78 per share for the nine months ended September 30, 2019. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs were to vest over a four-year period similar to stock options. RSUs can only be settled in shares of the Company’s common stock. RSUs are valued at the date of grant and recognized in compensation expense over the vesting period.

During the nine months ended September 30, 2019 and 2018, stock-based compensation expense for employee stock option and RSU awards totaled $2,539,294 and $1,725,501, respectively. As of September 30, 2019, there was $8,854,490 of total unrecognized compensation cost related to non-vested stock option grants, which is expected to be recognized over a weighted average period of 2.86 years.

As of September 30, 2019, the Company had collected $3,433 in proceeds pursuant to the ESPP.

Stock Option Modifications

In March 2019 certain stock options and RSUs were modified pursuant to a consulting agreement with the Company’s former President and CFO in addition to a retention agreement with the Interim CFO. A total of 127,576 stock options had their vesting period extended to include the one-month term of the post-separation consulting agreement through March 31, 2019. Additionally, 2,658 additional RSUs held by the Company’s former President and CFO vested in March 2019. Furthermore, a total of 30,545 shares of common stock underlying options were modified for possible acceleration of vesting during the following six months as compared to the remaining vesting period of approximately 12 months. The combined result of these modifications was additional stock option expense of $30,566 for the nine months ended September 30, 2019.

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

The transaction price for these contracts includes non-refundable fees and fees for research and development services. Non-refundable up-front fees which may include, for example, an initial payment upon effectiveness of the contractual relationship or payment to secure a right for a future license, are recorded as deferred revenue and recognized into revenue over time as the Company provides the research services under the contract required to advance the products to the point where the Company is able to transfer control of the licensed technology to the customer (“Technology Transfer”). The contract consideration may also include additional non-refundable payments due to the Company based on the achievement of research, development, regulatory or commercialization milestone events. In agreements involving multiple goods or services promised to be transferred to customers, the Company must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is “distinct”), or whether such promises should be combined as a single performance obligation. As these goods and services are considered to be highly interrelated, they were considered to represent a single, combined performance obligation. The Company includes an estimate of the probable amount of milestone payments to which it will be entitled in the transaction price. The estimate requires evaluation of factors which are outside of the Company’s control and significantly limit the Company’s ability to achieve the remaining milestone payments. Therefore, the Company has not included any future milestone payments in the transaction price allocated to research, development and licensing agreements as of September 30, 2019. The Company revises the transaction price to include milestone payments once the specific milestone achievement is not considered to be subject to a significant reversal of revenue. At that time, the estimated transaction price is adjusted and a cumulative catch-up adjustment is recorded to adjust the amount of revenue to be recognized from the license inception to the date the milestone was deemed probable of achievement. The milestone is included with other non-refundable up-front fees and recognized into revenue over time as the Company continues to provide services under the contract through the Company’s Technology Transfer. The amount of revenue recognized is based on the proportion of total research services performed to date to the expected services to be provided through the Technology Transfer.

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

In July 2018, GSK notified the Company of its plans to discontinue development of the inhaled antiviral for viral exacerbations in chronic obstructive pulmonary disease under the GSK Inhaled collaboration agreement after completion of the related Phase 1 clinical trial. In June 2019, the Company and GSK executed the third amendment to the collaboration agreement providing the Company rights to develop and commercialize additional inhaled programs at the Company’s sole cost and development. This amendment granted the Company the right to develop three additional molecular entities for application in inhaled programs using the Company’s PRINT technology and a mechanism to acquire further molecular entities for inhaled applications. New inhaled programs developed under this amendment would carry milestone and royalty payments due to GSK upon initiation of Phase 3 studies and subsequent commercialization, respectively. This amendment, among other factors including the lack of continued performance anticipated by the Company and GSK under the original agreement, led the Company to the belief that no further research and development services will be provided to GSK under the collaboration agreement and the earnings process related to the up-front and development milestone payments previously received under the collaboration agreement is completed under the proportional performance model. Therefore, the remaining deferred revenue of $8.1 million was recognized as revenues during the nine months ended September 30, 2019. If GSK were to request additional services under the original agreement, which the Company believes is a remote likelihood, the Company does not expect the value of any incremental efforts that the Company might agree to perform to be material. Any potential milestone or royalty payments from the Company to GSK associated with this amendment will be recorded as operating expenses.

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

The following tables represent a disaggregation of revenue by each significant research, development and licensing agreement and payment type for the three and nine months ended September 30, 2019 and 2018:

Revenue for the Three Months Ended
September 30, 2019 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$—	$—	$—	$—
Other	—	—	—	—
Total	$—	$—	$—	$—

	Revenue for the Three Months Ended
	September 30, 2018 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$—	$—	$—	$—
Other	—	—	169,730	169,730
Total	$—	$—	$169,730	$169,730

	Revenue for the Nine Months Ended
	September 30, 2019 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$1,345,320	$6,726,600	$—	$8,071,920
Other	—	—	200	200
Total	$1,345,320	$6,726,600	$200	$8,072,120

	Revenue for the Nine Months Ended
	September 30, 2018 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$45,058	$225,293	$168,000	$438,351
Other	—	943,419	756,809	1,700,228
Total	$45,058	$1,168,712	$924,809	$2,138,579

Deferred Sublicense Payments

Sublicense payments to UNC are considered direct and incremental fulfillment costs of the Company’s research, development and licensing agreements as the PRINT technology resources used by the Company are continually researched by UNC. These costs are deferred and then amortized into Cost of Sales over the same estimated period of benefit as the period of the underlying revenue recognition. In conjunction with the June 2019 amendment to the GSK collaboration agreement, the balance of deferred sublicense payments were expensed to Cost of Sales in the same period. As of September 30, 2019, the balances of these unamortized payments included in current and long-term prepaid expenses and other assets was $0 and $0, respectively. As of December 31, 2018, the balances of these unamortized payments included in current and long-term prepaid expenses and other assets was $0 and $807,192, respectively.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
Lab and build-to-suit equipment	$5,387,594	$6,123,194
Grant equipment	1,123,833	1,143,701
Office equipment	128,669	130,460
Furniture and fixtures	237,951	205,051
Computer equipment	804,046	799,515
Leasehold improvements	8,516,396	8,878,361
Construction-in-progress	1,557,472	155,148
Total property, plant and equipment	17,755,961	17,435,430
Accumulated depreciation	(9,665,689)	(9,304,722)
Property, plant and equipment, net	$8,090,272	$8,130,708

The Company recorded depreciation and amortization expense of $672,153 and $409,617 for the three months ended September 30, 2019 and 2018, respectively, and $2,047,854 and $1,135,550 for the nine months ended September 30, 2019 and 2018, respectively.

In December 2016, the Company executed an agreement with a commercial manufacturer to build a PRINT particle fabrication line for the production in support of LIQ861. The ultimate cost was approximately $1.6 million. The Company financed this transaction with a third-party vendor, CSC Leasing Company (“CSC”). CSC made payments to the manufacturer per the payment schedule in the agreement as the asset was fabricated. CSC charged the Company a monthly lease rate on the scheduled payments made to the manufacturer as interim financing costs until the asset was completed and placed in service. Upon completion of fabrication, the lease commenced in March 2018 (“CSC Financing”).

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

8. Commitments and Contingencies

Leases

The Company leases certain lab space, office space, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and non-lease components, if any. Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. Consistent with past practice and current intent, the Company has recognized all such purchase options as part of its right-of-use assets and lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company conducts its operations from leased facilities in Morrisville, North Carolina, the leases for which expire in 2026. The leases are for general office, laboratory, research and development and light manufacturing space. The lease agreements require the Company to pay property taxes, insurance, common area expenses and maintenance costs. In November 2014 and November 2015, the Company executed the first and second extension period clauses, respectively, resulting in additional months to the lease for the related premises extending until October 2022. As part of these extensions, the Company received tenant allowances of $228,973 and $392,020, respectively, for expansion of laboratory and office space. In January 2017, the Company signed a second extension to the lease of its primary building for an additional 48 months and expiring October 31, 2026. A tenant allowance of approximately $2,000,000 was also made available for use to help fund the expansion and build out of the primary building. This allowance was fully utilized as of September 30, 2019. In November 2018, the Company amended the lease of its primary building to expand by 8,264 additional square footage expiring October 31, 2026 in exchange for terminating the Company’s other lease with the same landlord for 4,400 noncontiguous square feet. A tenant allowance of approximately $1.0 million was also made available for use to help fund the build out related to the expansion of the primary building lease. The incremental rent over the terminated lease for the first 12 months of this lease expansion amounts to $0.1 million, subject to lease escalation in subsequent periods. In June 2019, the Company signed a commitment to incur construction costs of up to $3.1 million related to the leasehold improvements for this lease expansion, against which the tenant allowance will be applied.

The Company also leases copier equipment under an operating lease, which expires in 2023.

The Company leases specialized lab equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. The interest rates related to these lease obligations range from 0.2% to 12.2%. The CSC Financing (see Note 7) has a term of three years with equal monthly payments that by themselves imply an interest rate equal to approximately 5.4% per annum. The effective interest rate is 14.9%. The CSC Financing is secured by a lien on the related build-to-suit equipment and includes an option to purchase the build-to-suit equipment at maturity at an amount equal to the lesser of fair market value or 23% of the initial financed amount. The right-of-use assets related to finance leases net of amortization is $1,884,334 as of September 30, 2019 and is included in lab equipment, build-to-suit equipment, computer equipment and leasehold improvements within property, plant and equipment in the accompanying Balance Sheet (see Note 7).

The Company’s lease cost is reflected in the accompanying Statements of Operations and Comprehensive Loss as follows:

		Three Months Ended
	Classification	September 30, 2019
Operating lease cost	General and administrative	$205,879
Finance lease cost
Amortization of lease assets	General and administrative	321,006
Interest on lease liabilities	Interest expense	44,658
Lease cost		$571,543

The weighted average remaining lease term and discount rates as of September 30, 2019 were as follows:

Weighted average remaining lease term (years)
Operating leases	3.7
Finance leases	1.1
Weighted average discount rate
Operating leases	10.3%
Finance leases	3.28%

The discount rate for operating leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms. The discount rate for finance leases are estimated based upon the underlying lease terms. The future minimum lease payments as of September 30, 2019 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2019 (remaining three months)	$288,925	$300,825	$589,750
2020	1,172,759	1,226,472	2,399,231
2021	1,207,708	674,806	1,882,514
2022	1,243,934	86,544	1,330,478
2023	1,283,253	—	1,283,253
Thereafter	3,830,269	—	3,830,269
Total minimum lease payments	9,026,848	2,288,647	11,315,495
Less: Interest	(2,660,927)	(162,018)	(2,822,945)
Present value of lease liabilities	$6,365,921	$2,126,629	$8,492,550

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

Other

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. As future contingent consideration under the agreement, the Company agreed to pay $400,000 related to the timing of the Company’s first Phase 3 clinical trial which commenced site initiation in December 2017. The consideration of $400,000 is comprised of initial consideration of $20,000 paid in 2017, $80,000 paid upon first dosing of the first patient in the Phase 3 clinical trial which occurred in 2018, and $300,000 due no later than December 31, 2018, which was paid in 2018. In addition, the Company also agreed to pay future contingent royalties on net sales totaling no more than $1,500,000. As of September 30, 2019 and December 31, 2018,  $0 and $0 was recorded as Current Liabilities in the accompanying Balance Sheets, respectively.

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

9. Long-Term Debt

Long-term debt consisted of the following as of:

		September 30,	December 31,
	Maturity Date	2019	2018
Pacific Western Bank note	October 25, 2022	$15,859,247	$10,802,355
CSC build-to-suit equipment financing, net of discount	February 28, 2021	—	1,142,194
Less current portion		(4,293,611)	(316,906)
Long-term debt, less current portion		$11,565,636	$11,627,643

Pacific Western Bank

In January 2016 and October 2016, the Company entered into a Loan and Security Agreement (“LSA”) and an amendment, respectively, with Pacific Western Bank (“Pacific Western”). The LSA provided that the Company may borrow up to $10.0 million in three tranches of a term loan (“Term Loan”) to supplement working capital and finance facility expansion and capital equipment purchases. The Term Loan was collateralized by a lien on all assets of the Company that are not otherwise encumbered, including a negative pledge on intellectual property prohibiting its sale without Pacific Western’s consent. Amounts borrowed under the Term Loan could be repaid at any time without penalty or premium. The Term Loan was interest-only through July 6, 2017, followed by an amortization period of 30 months of equal monthly payments of principal plus interest, beginning on August 6, 2017 and continuing on the same day of each month thereafter until paid in full. Any amounts borrowed under the Term Loan bore interest at 3.75% during the initial 18-month interest-only period. Following the interest-only period, the interest rate increased to 5.00%, which was to be fixed for the duration of the Term Loan. Subsequent to the Company closing its IPO, on August 6, 2018 the Company paid Pacific Western a liquidity event success fee of $400,000, which was recorded as Interest Expense in the accompanying Statement of Operations and Comprehensive Loss.

In March 2018, the Company and Pacific Western executed the Ninth Amendment to the LSA (the “Ninth Amendment”). With the Ninth Amendment, new covenants were enacted requiring the Company to (1) at all times maintain a balance of cash at Pacific Western of at least $8.0 million, an increase of $5.5 million from its prior cash balance covenant, and (2) not observe any materially adverse data from its LIQ861 Phase 3 study on or before December 31, 2018. Pursuant to this Ninth Amendment, the interest-only period for the Tranche I loan was amended to include the period from January 7, 2018 to July 6, 2018, and the interest-only period for the Tranche II and Tranche III loans was amended to include the period from January 13, 2018 to July 12, 2018. Prior to executing the amendment, the Company had made principal payments of $0.6 million inside of the defined interest-only period, which were subsequently refunded on the same day. All amendments to the Pacific Western LSA were accounted for as a modification.

In October 2018, the Company and Pacific Western entered into an Amended and Restated Loan and Security Agreement (the “A&R LSA”) in which the Company received an initial tranche of $11.0 million to extinguish its existing debt of $8.0 million under the LSA, repay in full the $1.8 million in outstanding indebtedness under the UNC Promissory Note (as defined below) and for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provided for access to a second tranche of up to $5.0 million available to be drawn at the Company’s option through June 30, 2019. The second tranche became accessible as a result of the full enrollment of the Company’s LIQ861 INSPIRE clinical trial, without observing any materially adverse data through the two week endpoint. The entire second tranche of $5.0 million was drawn by the Company in May 2019 bringing the total amount drawn to $16.0 million. Both tranches require payments of interest-only through December 31, 2019.

The A&R LSA carries a one-time success fee of $375,000 and a prepayment penalty of 1% if the drawn tranche is prepaid prior to October 27, 2020. The minimum cash covenant is $8.5 million. Pacific Western maintains a blanket lien on all assets excluding intellectual property, for which it has been provided a negative pledge. Pursuant to the A&R LSA, the Company is also obligated to comply with various other customary covenants, including, among other things, restrictions on its ability to dispose of assets, replace or suffer the departure of the CEO or CFO without delivering ten days’ prior written notification to Pacific Western, suffer a change on the Board of Directors which would result in the failure of at least one partner of Canaan Partners or their respective affiliates to serve as a voting member in each case without having used best efforts to deliver at least 15 days’ prior written notification to Pacific Western, make acquisitions, be acquired, incur indebtedness, grant liens, make distributions to its stockholders, make investments, enter into certain transactions with affiliates or pay down subordinated debt, subject to specified exceptions. In May 2019, the Company and Pacific Western entered a First Amendment to A&R LSA to amend, among other things, the capital expenditure limitations to the Company.

UNC Promissory Note

In September 2012, the Company issued an unsecured promissory note with principal amount of $0.6 million as a sublicense fee to UNC, with principal and interest due in full on September 1, 2016, bearing an interest rate equal to the one-year LIBOR plus 2%, compounding annually, or the UNC Promissory Note. In June 2016, the Company (as licensee) negotiated modifications to its license agreement with UNC in exchange for an increase of $1.5 million to the note payable and extension of the maturity to December 31, 2017. As the Company had previously recorded a contingent liability of $1.5 million related to this license, the increase to the note payable was recorded as a reduction to the accrued expense balance at this time. In addition, the initial note of $0.6 million plus accrued interest were extended under the same terms. The combined note payable interest rate was increased by 1%. In December 2017, the Company executed an amendment to the UNC Promissory Note that extended the maturity date of the promissory note from December 31, 2017 to June 30, 2018. All other terms and conditions of the UNC Letter Agreement continued in force through the new maturity date. In June 2018, the Company executed an amendment to the UNC Promissory Note that extended the maturity date of the promissory note from June 30, 2018 to December 31, 2018 with the potential for acceleration depending on the proceeds of the IPO. All other terms and conditions of the UNC Letter Agreement were to continue in force through the new maturity date. All such amendments to the UNC Promissory Note were accounted for as a modification. On August 2, 2018, the Company made a payment of $600,000 to UNC. The Company repaid the entire balance outstanding plus accrued interest pursuant to the closing of the A&R LSA with Pacific Western on October 26, 2018. The balance of the promissory note at September 30, 2019 and December 31, 2018 was $0 and $0, respectively.

Convertible Notes

In January and February 2017, the Company issued an aggregate of $11.8 million in principal of convertible promissory notes (the “January and February Notes”). The January and February Notes were accompanied by warrants to purchase up to 25% of the aggregate principal amounts of the notes, equal to 3,698,128 shares of Series D. The January and February Notes were scheduled to mature on December 31, 2018, as amended, and bore interest at 8% per annum. Interest was earned daily and computed on the actual number of days elapsed until all the amounts under the notes had been paid in full. All unpaid principal and all accrued, but unpaid interest of each investor’s note was due and payable on demand at the request of the investor at any time after December 31, 2018. In addition, upon the consummation of an asset sale, acquisition, or IPO, as defined, the investors may have elected to accelerate the repayment of the note or convert into common stock or Series C-1 based on various scenarios.

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

In February 2018, the Company received proceeds of $25.6 million in exchange for the corresponding sale of shares of Series D at a price per share of $0.59808. In addition, all outstanding convertible notes, plus accrued interest, totaling $28.9 million, were converted into Series D at the same price per share. The unamortized balances of the discounts on convertible notes of $17.6 million were then amortized to interest expense. Therefore, the balances of these notes at September 30, 2019 was $0.  No gain or loss was recorded upon the conversion of the convertible notes.

Accounting for the Warrant Liabilities

The Company’s liability-classified warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in derivative and warrant fair value adjustments in the Company’s Statements of Operations and Comprehensive Loss. The warrants, with a fair value of $4,474,122 at inception, were initially recorded as warrant liabilities on the Balance Sheets with a corresponding discount to the notes. The change in the estimated fair value of the warrant liabilities resulted in a fair value adjustment and is included in derivative and warrant fair value adjustments in the Statements of Operations and Comprehensive Loss. In conjunction with the IPO, the warrants automatically converted to warrants to purchase common stock. Therefore, upon IPO, the warrant liabilities were marked to fair market value and transferred to additional paid-in capital. Changes in the values of the warrant liabilities for the nine months ended September 30, 2019 and 2018 are summarized below:

	Nine Months Ended September 30,
	2019	2018
Fair value, beginning of period	$—	$2,462,859
Issuance of warrants	—	—
Change in fair value	—	(277,715)
Transfer to additional paid-in capital	—	(2,185,144)
Fair value, end of period	$—	$—

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

Key assumptions in the hybrid method include:

•	OPM-various conversion scenarios
•	Probability
•	Timing (Each financing scenario)
•	Enterprise value
•	Type of Security
•	Estimated security value
•	Methodology of valuing warrant OPM

Scheduled annual maturities of long-term debt as of September 30, 2019 are as follows:

Year ending December 31:
2019 - (three months remaining)	$—
2020	5,818,182
2021	5,818,182
2022	4,363,636
Total	16,000,000
Less: Unamortized discount	(108,481)
Less: Unamortized debt issuance costs	(32,272)
Less: Current portion of long-term debt	(4,293,611)
$11,565,636

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

Our primary objective has been to pursue marketing approval of LIQ861 and commercialize such product if approved by FDA. We will need to raise substantial additional capital to continue our business operations, remain in compliance with the minimum cash requirement on our debt during and beyond the first quarter of 2020, and to commercialize LIQ861, if approved. Such capital may not be available to us on a timely basis, on terms that are favorable to us, or at all. Alternatively, in light of our current limited cash resources, the recent trading price of our common stock, outstanding debt and associated minimum cash covenant, and based on a review of the status of our programs, resources and capabilities, we continue to explore a wide range of strategic alternatives with the support of our financial advisor, Jefferies LLC, that could maximize stockholder value. Our efforts have been and continue to be focused primarily upon the potential formation of a partnership or a licensing transaction with respect to our lead program, LIQ861 for the treatment of PAH. Strategic alternatives may also include the sale of some of our assets or proprietary technologies, or a potential merger or sale of the Company.

There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully raise capital or conclude an appropriate strategic transaction, we may determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Product Pipeline

We are currently focused on the development of two product candidates for which we hold worldwide commercial rights: LIQ861 for the treatment of pulmonary arterial hypertension, or PAH, and LIQ865 for the treatment of local post-operative pain.

The following table summarizes our clinical-stage product candidates being developed using PRINT technology:

LIQ861

We recently completed an open-label Phase 3 clinical trial, INSPIRE, or Investigation of the Safety and Pharmacology of Dry Powder Inhalation of Treprostinil, for LIQ861, our lead product candidate, as a potential treatment for patients with PAH. LIQ861 is an inhaled dry powder formulation of treprostinil that is administered using a convenient, disposable dry powder inhaler, or DPI. Treprostinil is a synthetic analog of prostacyclin, a vasoactive mediator essential to normal lung function, which is deficient in patients with PAH. We believe that LIQ861 has the potential to improve the therapeutic profile of existing formulations of treprostinil by enhancing deep-lung delivery and achieving higher dose levels than current inhaled therapies.

The primary objective of the INSPIRE study was to evaluate the long-term safety and tolerability of LIQ861. The study was designed to evaluate patients who have either been under stable treatment with Tyvaso (nebulizer-delivered treprostinil) for at least three months and were transitioned to LIQ861 under the protocol, or Transition patients, or patients who had been under stable treatment with no more than two non-prostacyclin oral PAH therapies for at least three months and then had their treatment regimen supplemented with LIQ861 under the protocol, or Add-On patients. Within the INSPIRE study, 18 Transition patients were evaluated in a one-directional crossover sub-study comparing bioavailability and pharmacokinetics, or PK, of treprostinil following dosing of LIQ861 as compared with Tyvaso.

As reported in March 2019, we completed enrollment and met the primary endpoint in our INSPIRE trial. LIQ861 was observed to be well-tolerated in 109 patients, with 101 patients (93%) completing at least two months of treatment. During the two-month period, LIQ861 was evaluated at doses up to 150 mcg capsule strength with no study-drug related serious adverse events. Dosing has exceeded the 150 mcg capsule strength in some patients receiving drug beyond the Month 2 timepoint. We have not yet determined a maximum tolerated dose of LIQ861. We also reported fully enrolling our one-directional crossover sub-study comparing bioavailability and PK of treprostinil as sub-study patients transitioned from Tyvaso to LIQ861.

In April 2019, we reported further data from these 109 patients in our INSPIRE trial on exploratory endpoints at two months of treatment that demonstrated generally favorable results with respect to six-minute walk distance and quality of life as indicated by the Minnesota Living with Heart Failure Questionnaire, or MLHFQ. In May 2019, we reported further presentation of this data at the American Thoracic Society, or ATS, International Conference 2019.

In June 2019, we reported results from the INSPIRE study indicating that the 75 mcg capsule strength of LIQ861 correlates with the 54 mcg dose of Tyvaso, the maximum recommended label dose of Tyvaso. Analysis of the data from the PK sub-study in patients showed variability in systemic plasma levels of both LIQ861 and Tyvaso, which is believed to be attributed to variation in severity of disease and has been seen in prior studies of treprostinil in patients. To more accurately characterize the PK of LIQ861, we conducted two additional PK studies in healthy volunteers. In the first of these studies, we observed unexpected variability in PK levels. Post-hoc analysis showed that plasma levels of treprostinil were tightly correlated to the LIQ861 dose delivered. Based upon additional non-clinical and clinical work, we believe the unexpected variability seen in this healthy volunteer study was due to an administration technique unique to the conduct of the study in the phase 1 setting. We recently completed a second PK study in healthy volunteers in which the proper administration technique was followed. This study demonstrated significantly reduced variability, and we believe we have established comparative bioavailability to the reference listed drug.

We continue to target an NDA submission in the first quarter of 2020. During the third quarter of 2019, we hosted the FDA at our headquarters as part of the FDA’s Emerging Technologies program in preparation for interactions related to the chemistry, manufacturing and controls, or CMC, aspects of our planned NDA submission. We more recently conducted a pre-NDA CMC meeting with the FDA and received no new CMC requirements for NDA submission. We also reported our supplemental healthy volunteer PK study that showed minimized subject variability and we believe we have established comparative bioavailability to the reference listed drug. In further preparation for our planned NDA submission, we expect to hold a pre-NDA meeting during the fourth quarter of 2019 to discuss clinical and nonclinical matters of the NDA with the FDA.

Final enrollment in the pivotal INSPIRE trial included 121 PAH patients to assess safety and tolerability through Month 2, the primary endpoint of the trial. Of the 121 patients enrolled in the study, 55 were Transition patients and 66 were Add-On patients. Add-On patients started on a dose of 25 mcg capsule strength of LIQ861, with most (>80%) titrating to 75 mcg capsule strength or higher within the first two months of treatment. Consistent with preliminary data presented in the second quarter of 2019, LIQ861 was observed to be well-tolerated and treatment-emergent adverse events were mostly mild to moderate in nature at Month 2 up to doses of 150 mcg capsule strength of LIQ861, the highest dose studied at Month 2. Durability of therapy with LIQ861 appeared to be favorable, with 96% of Transition patients and 91% of Add-On patients remaining on study drug at the Month 2 timepoint.

Initial analysis of the exploratory endpoints from the INSPIRE study indicates that LIQ861 may provide functional and quality-of-life benefits to PAH patients in New York Heart Association, or NYHA, functional classes II and III. More than 90% of all patients who completed two months of treatment maintained or improved their NYHA functional class. Additionally, we observed improvement in six-minute-walk-distance and quality of life as measured by the MLHFQ in both patient groups.

We continued to treat patients who chose to remain on LIQ861 beyond the Month 2 timepoint of the primary endpoint. More than 80% of INSPIRE patients remained on study drug at Month 4 with no significant changes in safety or tolerability observed compared to Month 2. At the completion of the INSPRIE study, the patient with the longest duration of treatment had been on LIQ861 therapy for 18 months. To provide for continuity of treatment, patients from INSPIRE have been provided the opportunity to continue receiving treatment in an extension study, which is currently ongoing. In addition, we are enrolling patients in a clinical study at certain investigational sites in Europe to characterize the hemodynamic dose-response relationship to LIQ861. We are also considering conducting other clinical trials to generate additional data on LIQ861, including a clinical trial in pediatric patients.

LIQ865

We have completed two Phase 1 clinical trials of our second product candidate, LIQ865, for the treatment of local post-operative pain. LIQ865 is our proprietary injectable, sustained-release formulation of bupivacaine, a non-opioid pain medication. We have designed LIQ865 to be administered as a single treatment for the management of local post-operative pain for three to five days after a procedure. If approved, we believe that LIQ865 has the potential to provide significantly longer post-operative pain relief compared to currently marketed formulations of bupivacaine. We initiated Phase 2-enabling toxicology studies earlier in 2019 to assess LIQ865 in multiple non-clinical tissue models. Results from a study to assess incision tensile strength after healing were acceptable and not statistically different from controls. In a study to assess bone fracture healing, the Company observed dose-dependent delayed healing at the two LIQ865 doses studied; however, there were no adverse effects noted on surrounding soft tissues. Additional studies are planned with lower doses of LIQ865 to determine a no adverse effect level (NOAEL) on bone healing. We will review the results from these toxicology studies in 2020, and if supportive, the Company intends to initiate Phase 2 proof-of-concept clinical trials, subject to availability of capital and other factors.

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

Since our inception, we have incurred significant operating losses. Our net loss was $33.1 million and $43.5 million for the nine months ended September 30, 2019 and 2018, respectively, and $53.1 million and $29.2 million for the years ended December 31, 2018 and 2017.  As of September 30, 2019, we had an accumulated deficit of $200.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

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

As of September 30, 2019, we had $39.3 million of cash. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020.  However, there is a minimum cash requirement in conjunction with our term loan facility with Pacific Western Bank, or PWB, of $8.5 million which could be reached by the end of the first quarter of 2020 unless additional funds are raised. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Our Collaborations

Our only revenue, which has been derived from collaborating with, and licensing our proprietary PRINT technology to, pharmaceutical companies, amounted to $8.1 and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. GlaxoSmithKline plc, or GSK, accounted for  $8.1 and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively, or 100% and 20%  respectively, of our total revenue during these periods.  We have received up-front fees for technology access, milestone payments, and fees to develop drug products through research and development services, such as particle formulation and manufacturing.

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

The third amendment, among other factors, including the lack of continued performance anticipated by us and GSK under the original agreement, led us to the belief that no further research and development services will be provided to GSK under the collaboration agreement and the earnings process related to the up-front and development milestone payments previously received under the collaboration agreement is completed under the proportional performance model. Therefore, the remaining unamortized balances in the related deferred revenue and deferred sublicense payments of $8.1 million and $0.8 million, respectively, were fully recorded as Revenues and Cost of sales, respectively, during the second quarter of 2019. Any potential milestone or royalty payments from us to GSK associated with this amendment will be recorded as operating expenses.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table summarizes our results of operations:

	Three Months Ended
	September 30,
	2019	2018
	(in thousands)
Revenues	$—	$170
Costs and expenses:
Cost of sales	—	—
Research and development	10,942	7,157
General and administrative	2,378	2,284
Total costs and expenses	13,320	9,441
Loss from operations	(13,320)	(9,271)
Other income (expense):
Interest income	162	128
Interest expense	(265)	(636)
Derivative and warrant fair value adjustments	—	106
Total other income (expense)	(103)	(402)
Net loss	$(13,423)	$(9,673)

Revenues

Revenues were $0 for the three months ended September 30, 2019, compared to $0.2 million for the three months ended September 30, 2018. The decrease of $0.2 million, or 100.0%,  was due to the full recognition in the second quarter of 2019 of $8.1 million of deferred revenue from the GSK ICO Agreement resulting from the Third Amendment that was entered into in June 2019.

Cost of Sales

Cost of sales was $0 for three months ended September 30, 2019 and 2018. Cost of sales represents sub-licensing fees paid to UNC when licensing revenue is recognized from the use of the intellectual property that we in-licensed from UNC.

Research and Development Expenses

Research and development expenses were $10.9 million for the three months ended September 30, 2019, compared to $7.2 million for the three months ended September 30, 2018. The increase of $3.7 million, or 51.4%, was primarily due to the ongoing clinical development of LIQ861 which commenced in late December 2017. Research and development expenses during the three months ended September 30, 2019 consisted of $7.9 million and $0.8 million attributable to our ongoing development of LIQ861 and LIQ865, respectively, and $2.2 million from general research and development that was not directly related to a particular product.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended September 30, 2019, compared to $2.3 million for the three months ended September 30, 2018. The increase of $0.1 million, or 4.3%, was primarily due to an increase in employee-related expenses and professional fees.

Loss from Operations

We recorded a loss from operations of $13.3 million for the three months ended September 30, 2019, compared to $9.3 million for the three months ended September 30, 2018. The increase of $4.0 million, or 43.0%, was due to an increase in research and development expenses and an increase in general and administrative expenses during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Other Income (Expense)

Interest income was $0.2 million for the three months ended September 30, 2019, compared to $0.1 million for the three months ended September 30, 2018.  The increase of $0.1 million was primarily due to our access to interest-bearing accounts in 2019.

Interest expense was $0.3 million for the three months ended September 30, 2019, compared to $0.6 million for the three months ended September 30, 2018. The decrease in interest expense was primarily due to lower levels of debt during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Derivative and warrant fair value adjustments resulted in income of $0 for the three months ended September 30, 2019, compared to income of $0.1 million for the three months ended September 30, 2018. The decrease of $0.1 million was primarily due to the conversion of the warrants for convertible preferred stock to warrants for common stock at the time of the initial public offering.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table summarizes our results of operations:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Revenues	$8,072	$2,138
Costs and expenses:
Cost of sales	807	121
Research and development	32,330	20,701
General and administrative	7,808	6,425
Total costs and expenses	40,945	27,247
Loss from operations	(32,873)	(25,109)
Other income (expense):
Interest income	520	140
Interest expense	(738)	(18,759)
Derivative and warrant fair value adjustments	—	278
Total other income (expense)	(218)	(18,341)
Net loss	$(33,091)	$(43,450)

Revenues

Revenues were $8.1 million for the nine months ended September 30, 2019, compared to $2.1 million for the nine months ended September 30, 2018. The increase of $6.0 million, or 285.7%, was due to the full recognition in the second quarter of 2019 of $8.1 million of deferred revenue from the GSK ICO Agreement resulting from the Third Amendment that was entered into in June 2019.

Cost of Sales

Cost of sales was $0.8 million for the nine months ended September 30, 2019, compared to $0.1 million for the nine months ended September 30, 2018.  The increase of $0.7 million, or 700.0%, was due to the increase in revenues. Cost of sales represents sub-licensing fees paid to UNC when licensing revenue is recognized from the use of the intellectual property that we in-licensed from UNC.

Research and Development Expenses

Research and development expenses were $32.3 million for the nine months ended September 30, 2019, compared to $20.7 million for the nine months ended September 30, 2018. The increase of $11.6 million, or 56.0%, was primarily due to the ongoing clinical development of LIQ861 which commenced in late December 2017. Research and development expenses for the nine months ended September 30, 2019 consisted of $23.7 million and $3.1 million attributable to our ongoing development of LIQ861 and LIQ865, respectively, and $5.5 million from general research and development that was not directly related to a particular product.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the nine months ended September 30, 2019, compared to $6.4 million for the nine months ended September 30, 2018. The increase of $1.4 million, or 21.9%, was primarily due to an increase in employee-related expenditures of $0.6 million, an increase in stock-based compensation of $0.5 million and an increase in professional fees of $0.1 million, among other things. General and administrative expenses are mainly the result of personnel expenses, including stock-based compensation, as well as legal and consulting fees and tax expense.

Loss from Operations

We recorded a loss from operations of $32.9 million for the nine months ended September 30, 2019, compared to $25.1 million for the nine months ended September 30, 2018. The increase of $7.8 million, or 31.1%, was due to an increase in cost of sales, an increase in research and development expenses and an increase in general and administrative expenses, partially offset by an increase in revenues, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Other Income (Expense)

Interest income was $0.5 million for the nine months ended September 30, 2019, compared to $0.1 million for the nine months ended September 30, 2018. The increase of $0.4 million was primarily due to our access to interest-bearing accounts in 2019.

Interest expense was $0.7 million for the nine months ended September 30, 2019, compared to $18.8 million for the nine months ended September 30, 2018. The decrease in interest expense of $18.1 million, or 96.3%, was primarily due to lower levels of debt during the nine months ended September 30, 2019 and the conversion of $27.4 million of convertible notes into shares of Series D preferred stock in February 2018.

Derivative and warrant fair value adjustments resulted in income  of $0 for the nine months ended September 30, 2019, compared to income of $0.3 million for the nine months ended September 30, 2018. The decrease of $0.3 million was primarily due to the conversion of the warrants for convertible preferred stock to warrants for common stock at the time of the initial public offering.

Liquidity and Capital Resources

Overview

We have financed our growth and operations through a combination of funds generated from our licensing revenues, the issuance of convertible preferred stock and common stock, capital leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash have been for working capital requirements and capital expenditures. As of September 30, 2019, we had a cash balance of $39.3 million, stockholders’ equity of $19.5 million and an accumulated deficit of $200.7 million. As of September 30, 2019, we had a net commitment of $2.2 million for leasehold improvements.

Sources of Liquidity

We have financed a portion of our working capital through debt instruments. We maintained a $10.0 million term loan facility with PWB for working capital purposes pursuant to a loan and security agreement, or the LSA. Immediately prior to entry into the A&R LSA (as defined below), we had fully utilized our $10.0 million term loan facility with PWB with a remaining outstanding balance of $8.0 million. The facility was secured by all of our assets other than intellectual property. We could not encumber our intellectual property without the consent of PWB. The outstanding principal amount under the loan facility bore interest at 5.0% per annum. Of the then-current amount outstanding, the loan was to mature with respect to $3.0 million in January 2020, with the remainder being due and payable in October 2020. Beginning in August 2018, the term loan would have required equal monthly payments of principal plus interest each month thereafter until amortized and paid in full. We have, in the past, breached multiple covenants in our LSA related to cash levels and reporting requirements. PWB provided waivers in relation to all such prior breaches.

In October 2018, we and PWB entered into an Amended and Restated Loan and Security Agreement, or the A&R LSA, in which we received an initial tranche of $11.0 million to extinguish our then-current debt of $8.0 million under the LSA, repay in full the outstanding indebtedness under the UNC Promissory Note (as defined below) and to utilize for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provided for access to a second tranche of up to $5.0 million, the full amount of which we drew in June 2019. The second tranche became accessible as a result of the full enrollment of the Company’s LIQ861 INSPIRE clinical trial, without observing any materially adverse data through the two week endpoint. Both tranches require payments of interest-only through December 31, 2019. The A&R LSA carries a one-time success fee of $375,000 and a prepayment penalty of 1% if the drawn tranche is prepaid prior to October 27, 2020. The minimum cash covenant is $8.5 million. In May 2019, we and PWB entered into an amendment to the A&R LSA to, among other things, amend our negative covenant related to capitalized expenditures to increase the aggregate amount of capitalized expenditures we are permitted to make without PWB’s prior written consent during the fiscal year ending December 31, 2019 from $1.25 million to $2.5 million.

The A&R LSA with PWB, as amended, contains restrictions that limit our flexibility in operating our business. We may not, among other things, without the prior written consent of PWB, (a) pay any dividends or make any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock except in certain prescribed circumstances, (b) create, incur, assume, guarantee or be or remain liable with respect to any indebtedness except certain permitted indebtedness or prepay any indebtedness, (c) replace or suffer the departure, as defined, of our Chief Executive Officer or Chief Financial Officer without delivering written notification to PWB within ten days of such change or (d) suffer a change on our Board of Directors, or Board, which results in the failure of at least one partner of Canaan Partners or their respective affiliates to serve as a voting member, in each case without having used best efforts to deliver at least 15 days’ prior written notification to PWB.  PWB maintains a blanket lien on all assets excluding intellectual property, for which it has been provided a negative pledge.

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

In August 2019, we entered into a sales agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, to issue and sell shares of our common stock, having an aggregate offering price of up to $40,000,000, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at our sole discretion, under which Jefferies will act as our agent and/or principal. We will pay Jefferies a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the three and nine months ended September 30, 2019, we sold 0 shares of common stock under the ATM Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,222)	$(23,502)
Investing activities	(1,716)	(770)
Financing activities	35,708	68,369
Net (decrease) increase in cash	$(230)	$44,097

Operating Activities

Net cash used in operating activities increased $10.7 million, from $23.5 million for the nine months ended September 30, 2018 to $34.2 million for the nine months ended September 30, 2019. The increase was mainly due to the impact from the decrease in amortization of discounts on long-term debt and convertible notes reflected in the section adjustments to reconcile net cash used in operating activities, partially offset by the decrease in net loss. The primary drivers of operating cash requirements were our research and development and general and administrative activities in each period. For the nine months ended September 30, 2019, the net cash used in operating activities was $34.2 million, which was comprised of operating cash outflows before working capital changes of $28.4 million and net working capital outflows of $5.8 million.

Investing Activities

Net cash used in investing activities increased $0.9 million from $0.8 million for the nine months ended September 30, 2018 to $1.7 million for the nine months ended September 30, 2019. The increase was due to increased purchases of property, plant and equipment.

Financing activities

Net cash provided by financing activities decreased $32.7 million from $68.4 million for the nine months ended September 30, 2018 to $35.7 million for the nine months ended September 30, 2019. This decrease was primarily due to net proceeds from the follow-on offering of common stock of $31.9 million and the $5.0 million draw under the A&R LSA during the nine months ended September 30, 2019, as compared to the sale of Series D preferred stock of $25.1 million and the sale of our common stock for total net proceeds of $47.3 million, after underwriting discounts and other offering expenses, in our initial public offering, during the nine months ended September 30, 2018.

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

As a publicly traded company we incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq Stock Market LLC, or Nasdaq, require public companies to implement specified corporate governance practices that previously were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our current cash balance will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020, including the completion of our NDA for LIQ861 and other development work for LIQ861, the completion of our soft tissue toxicology studies for LIQ865 and the initiation of further bone toxicology work at lower doses of LIQ865.  However, there is a minimum cash requirement in conjunction with our term loan facility with PWB of $8.5 million which could be reached by the end of the first quarter of 2020 unless additional funds are raised. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to complete NDA regulatory review of LIQ861 and commercialize our product candidates, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for LIQ861 or LIQ865, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

We may raise additional capital through licensing activities, other business arrangements or the sale of equity or convertible debt securities. In such an event, your ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock.

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

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues or net loss for the nine months ended September 30, 2019 or in the years ended December 31, 2018 and 2017.

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

Subject to certain conditions, as an emerging growth company, we rely on certain of these exemptions, including without limitation:

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

Smaller Reporting Company

As a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in addition to providing reduced disclosure about our executive compensation arrangements and business developments, among other reduced disclosure requirements available to smaller reporting companies, we present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial statements for the nine months ended September 30, 2019 and the year ended December 31, 2018 include a statement that our recurring losses and cash outflows from operations, our accumulated deficit and our debt maturing within twelve months raise substantial doubt about our ability to continue as a going concern. As of September 30, 2019, we had $39.3 million of cash. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020. However, there is a minimum cash requirement in conjunction with our term loan facility with Pacific Western Bank, or PWB, of $8.5 million which could be reached by the end of the first quarter of 2020 unless additional funds are raised. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

If we are unable to obtain sufficient funding or execute on strategic initiatives to generate sufficient cash, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future financial statements, including those for the year ending December 31, 2019, may also include statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We are evaluating potential strategic alternatives that could significantly impact our future operations and financial position.

Our primary objective has been to pursue marketing approval of LIQ861 and commercialize such product if approved by FDA. We will need to raise substantial additional capital to continue our business operations and remain in compliance with the minimum cash covenant on our debt during and beyond the first quarter of 2020, in addition to commercialize LIQ861, if approved. Such capital may not be available to us on a timely basis, on terms that are favorable to us, or at all. Alternatively, in light of the Company’s current limited cash resources, the recent trading price of our common stock, outstanding debt and associated minimum cash covenant, and based on a review of the status of our programs, resources and capabilities, we continue to explore a wide range of strategic alternatives with the support of our financial advisors Jefferies LLC that could maximize stockholder value. Our efforts have been and continue to be focused primarily upon the potential formation of a partnership or a licensing transaction with respect to our lead program, LIQ861 for the treatment of PAH. Strategic alternatives may also include the sale of some of our assets or proprietary technologies, or a potential merger or sale of the Company.

There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully raise capital or conclude an appropriate strategic transaction, we may determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have a history of losses, have not commenced commercial operations to date and our future profitability is uncertain.

We have incurred net losses of $33.1 million for the nine months ended September 30, 2019, and $53.1 million and $29.2 million for the years ended December 31, 2018 and 2017, respectively. We also had negative operating cash flows in the nine months ended September 30, 2019, and for the years ended December 31, 2018 and 2017. As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $200.7 million and $167.1 million, respectively.

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

We have no products approved for marketing in any jurisdiction and we have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to our product candidates, LIQ861, a proprietary inhaled dry powder formulation of treprostinil, which is intended as an inhaled therapy for pulmonary arterial hypertension, or PAH, and LIQ865, a sustained-release formulation of bupivacaine for the management of local post-operative pain. We do not anticipate generating revenue from product sales until 2021 at the earliest, if ever.

We have completed a Phase 1 clinical trial for LIQ861 and an early Phase 1a clinical trial in Denmark for LIQ865 and a Phase 1b clinical trial for LIQ865 in the United States. We commenced a Phase 3 clinical trial for LIQ861 in the first quarter of 2018 and reported completion of enrollment and achievement of the primary endpoint in the INSPIRE trial in the first quarter of 2019. LIQ861 was observed to be well-tolerated in 109 patients, with 101 patients (93%) completing at least two months of treatment. During the two-month period, LIQ861 was evaluated at doses up to 150 mcg capsule strength with no study-drug related serious adverse events,  with some dosing up to 200 mcg capsule strength. Exploratory endpoints of the INSPIRE trial demonstrated favorable functional and patient outcomes. We also completed enrollment in our one-directional crossover sub-study comparing bioavailability and PK of treprostinil as sub-study patients transitioned from Tyvaso to LIQ861. In June 2019, we reported results from the INSPIRE study indicating that the 75 mcg capsule strength of LIQ861 correlates with the 54 mcg dose of Tyvaso, the maximum recommended label dose of Tyvaso. Analysis of the data from the PK sub-study in patients showed variability in systemic plasma levels of both LIQ861 and Tyvaso, which is believed to be attributed to variation in severity of disease and has been seen in prior studies of treprostinil in patients. To more accurately characterize the PK of LIQ861, we conducted an additional PK study in healthy volunteers. Post-hoc analysis showed that plasma levels of treprostinil were tightly correlated to the LIQ861 dose delivered. We continued working to supplement the PK data set of LIQ861 and to further assess and minimize the variability in dosing and PK levels. Based upon additional non-clinical and clinical work completed to date, we now believe the unexpected variability was due to an administration technique unique to the conduct of the study in the Phase 1 setting. Therefore, we completed supplementary PK work which showed minimized subject variability and we believe we have established comparative bioavailability to the reference listed drug. In August 2019, we had a report that one clinical investigator reassessed a serious adverse event, preliminarily identified as hypersensitivity pneumonitis, as being possibly related to LIQ861, whereas the investigator had previously, in May and June 2019, characterized the event as not related to LIQ861. Based on our work to date, the patient’s medical history, two other potential alternative causes of this event noted by the clinical investigator, and the fact that the patient has been taking LIQ861 since October 2018, we do not agree with the clinical investigator’s current assessment. However, we reported the event to the FDA, as required, and we will continue to monitor and assess this event for any change. In October 2019, we reported completion of the clinical program for LIQ861 and we are proceeding with our plans for submission of the new Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for LIQ861 in the first quarter of 2020. We plan to include data on 121 patients who were enrolled in the INSPIRE trial in our NDA, 12 more than the number for whom we reported data earlier this year. There were no significant changes in the safety or tolerability data noted in the data set that includes 121 patients as compared with the earlier data set that included 109 patients. We also opened an extension study for participants in LIQ861 trials to provide patients the opportunity to continue receiving LIQ861 and we began recruiting for a study on the hemodynamic evaluation of dose-response and safety of LIQ861 in certain investigational sites in Europe. We are also considering conducting additional clinical trials to generate additional data on LIQ861, including a pediatric study, among others.

Furthermore, we initiated Phase 2-enabling toxicology studies for LIQ865 in March 2019. Our bone toxicology study showed delayed bone healing at the dose tested and we therefore plan to conduct further bone toxicology work at lower doses of LIQ865 in the first half of 2020, with results expected early in the second half of 2020. We may also consider developing one or more alternative formulations. Depending upon the results of the further bone toxicology studies and a toxicology study to assess the effect of LIQ865 on the healing of soft tissue which we expect later this year, we may, subject to available funds, initiate a Phase 2 proof-of-concept clinical trial of LIQ865 in a non-orthopedic surgery indication, such as hernia repair, during 2020. We cannot assure you that our toxicology studies or clinical trials, if commenced, will be successful or meet their endpoints or that the endpoints will be sufficient to receive marketing approval.

If we successfully complete the clinical development of LIQ861 and LIQ865, we cannot assure you that they will receive marketing approval. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of our product candidates for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, CMC (chemistry, manufacturing, and control), or other data and information, and the development and information may be time-consuming and expensive. Status as a combination product, as is the case for LIQ861, may complicate or delay the FDA review process. Product candidates that the FDA deems to be combination products, such as LIQ861, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Moreover, the applicable requirements for approval may differ from country to country.

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

We are party to a licensing agreement with GSK pursuant to which GSK has exercised an option to exclusively license our PRINT technology for applications in certain inhaled therapies, or the GSK ICO Agreement. We previously entered into a separate licensing agreement with GSK relating to the field of vaccines, which lapsed in April 2016. We have historically received a significant portion of our revenue from GSK pursuant to these licensing agreements. For the nine months ended September 30, 2019 and 2018, our revenue attributable to our collaboration and licensing arrangements with GSK, which included a combination of billings for particle formulations, manufacturing, milestone payments and amortization of deferred revenue from up-front fees, accounted for 100% and 20%, respectively, of our total revenue.

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

As a result of these changes, we concluded that no further research and development services will be provided to GSK under the collaboration agreement and the earnings process related to the license fees previously received under the collaboration agreement has been completed under the proportional performance model. Therefore, the remaining deferred revenue of $8.1 million was recognized as revenues during the second quarter of 2019, and we do not expect to receive any additional revenue from GSK pursuant to our collaboration.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. In particular, we expect that LIQ861 will face competition from Tyvaso®, and Ventavis®, which are existing drug products indicated for the treatment of PAH, potential new entrants such as Insmed Inc.’s INS-1009, as well as generic equivalents of Tyvaso following the expiry of Tyvaso’s patents beginning in 2018. We are aware that MannKind Corporation, or MannKind, filed an Investigational New Drug application, or IND, and completed a Phase 1 trial evaluating an inhaled dry powder treprostinil product for the treatment of PAH. In October 2018, United Therapeutics Corporation, or United Therapeutics, and MannKind closed their worldwide exclusive licensing and collaboration agreement for the development and commercialization of a dry powder formulation of treprostinil, an investigational product currently being evaluated in clinical trials for the treatment of PAH. Under the agreement, United Therapeutics will be responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. In September, 2019, United Therapeutics commenced a clinical study (BREEZE) to evaluate the safety and pharmacokinetics of switching PAH patients from Tyvaso to the licensed dry powder treprostinil and announced plans to commence a second clinical study during the first half of 2020 to compare the pharmacokinetics of the licensed dry powder treprostinil to Tyvaso in healthy volunteers. United Therapeutics further reported that the two studies, if successful, are the only clinical studies necessary to support FDA approval. Additionally, we are aware that Arena Pharmaceuticals, Inc., or Arena, has commenced a Phase 3 trial evaluating ralinepag, an oral IP receptor agonist for the treatment of patients suffering from PAH. In January 2019, Arena and United Therapeutics closed on a global license agreement for ralinepag. Under the agreement, United Therapeutics is now responsible for the development, manufacture and commercialization of ralinepag. These new collaborations may accelerate competition for LIQ861.

We expect LIQ865 to face competition from EXPAREL®, an existing injectable version of bupivacaine. The early success of EXPAREL may make it difficult for us to convince physicians, patients and other members of the medical community to accept and use LIQ865 over EXPAREL. In addition, while EXPAREL is currently the only direct competitor to LIQ865 on the market, Durect Corporation, Innocoll Holdings plc and Heron Therapeutics, Inc., or Heron, each have products in the pipeline that are potential competitors to LIQ865, which are estimated to enter the market as early as 2020, and generic equivalents of EXPAREL may enter the market following the expiry of EXPAREL’s patent in 2021. In October 2018, Heron announced the submission of its NDA to the FDA for HTX-011, an investigational long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. HTX-011 was granted both breakthrough therapy and fast track designations from the FDA as well as priority review by the FDA. On May 1, 2019, Heron announced that it received a complete response letter, or CRL, for HTX-011 from the FDA. On October 1, 2019, Heron announced that it has resubmitted its NDA for HTX-011 to the FDA and anticipates a 6-month review by the FDA. If we are unable to maintain our competitive position, our business and prospects will be materially and adversely affected.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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
•

our collaboration and licensing arrangements may be terminated, and if terminated, may result in our need for additional capital to pursue further drug product development or commercialization. For example, our development and licensing agreement with G&W Laboratories, Inc., which we mutually terminated in April 2018;

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

In addition, if one of our suppliers experiences a similar disaster or unforeseen event, we could face significant delays in obtaining our supplies or be required to source supplies from an alternative supplier and may incur substantial costs as a result. Any significant uninsured loss, prolonged or repeated disruption to operations or inability to operate, experienced by us or by our suppliers, could materially and adversely affect our business, financial condition and results of operations.

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

We conducted the early Phase 1a clinical trial of LIQ865 in Denmark, and not under an IND, we are currently conducting an additional clinical trial in Europe that explores the hemodynamic effects of LIQ861 in PAH patients, and we may, in the future, conduct clinical trials of our product candidates outside the United States. The FDA may not accept such foreign clinical data, and in such event, we may be required to re-conduct relevant clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.

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

Our customers may organize with each other or with third parties, such as distributors, manufacturers or hospitals, to negotiate prices that are lower than we may have been able to obtain from each of them individually. In such event, our ability to generate product revenue, and consequently our results of operations, may be materially and adversely affected.

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

We are developing LIQ861 for the treatment of PAH and LIQ865 for the treatment of local post-operative pain. If our product candidates are cleared by the FDA for these specific indications, we may only promote or market our product candidates for their specifically approved indications and make promotional claims consistent with the FDA-required product labeling. We will train our marketing and sales force against promoting our product candidates for “off-label uses” that would be inconsistent with FDA law and guidance. With respect to whether communications are consistent with the FDA-required product labeling, we cannot predict whether the FDA will agree with our assessment. We also cannot prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products for uses for which they are not approved. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If the FDA determines that our promotional materials or training constitute promotion of an off-label or other improper use, it could request that we modify our training or promotional materials, or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, refusal of government contracts, and the curtailment of our operations.

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

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and comparable requirements outside of the United States. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production,  quality control , promotional and advertising compliance, distribution and supply chain traceability requirements (for example, under the U.S. Drug Supply Chain Security Act), drug sample accountability (under the PDMA and similar state laws), complaint handling and pharmacovigilance requirements, and recalls if and when necessary. Any regulatory approvals that we may receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We will also be required to report certain adverse reactions and production problems, if any, to the FDA or other regulatory agencies and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA or other regulatory agency approval. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our product candidates in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a clinical study could result in the withdrawal of marketing approval. Furthermore, any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to assure compliance. Foreign regulatory authorities impose similar requirements. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, and other state laws addressing the pharmaceutical and healthcare industries, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor (i.e., even for self-pay scenarios). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines (the PhRMA Code) and the relevant compliance program guidance promulgated by the federal government (HHS-OIG) in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to gifts, payments, or other remuneration to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and may apply more broadly thus complicating compliance efforts. For example, California enacted legislation — the California Consumer Privacy Act, or CCPA — which goes into effect January 1, 2020 and among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information, and creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach; the California Attorney General will issue final regulations, and although the statute includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context, and it remains unclear what language the final Attorney General regulations will contain, or how the statute and the regulations will be interpreted; and

•

price reporting laws that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursements or discounts on our drug products. Participation in such programs and compliance with their requirements may subject us to increased infrastructure costs and potentially limit our ability to price our drug products.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Recent federal budget proposals have included measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs and incentivize manufacturers to lower the list price of their products.  Although proposals related to the administration’s Blueprint may require additional authorization to become effective and may ultimately be withdrawn, or may face challenges in the courts, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs, including by addressing the role of pharmacy benefit managers in the supply chain. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of November 1, 2019, 18,656,920 shares of our common stock were outstanding, of which approximately 14.0 million shares of common stock, or 75% of our outstanding shares as of November 1, 2019, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. The resale of the remaining approximately 4.6 million shares held by our stockholders is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of November 1, 2019, the holders of approximately 10.2 million shares, or 55%, of our outstanding shares as of November 1, 2019, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

Our management has broad discretion in using the net proceeds from prior equity offerings and may not use them effectively.

We expect to use the net proceeds of prior equity offerings to complete our NDA submission other development work for LIQ861, conduct LIQ865 Phase 2 toxicology studies to advance LIQ865 towards Phase 2 proof-of-concept clinical trials, fund operations supporting the development of, and commercial activities for, LIQ861 and LIQ865, and for working capital and general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish available cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term,  investment-grade,  interest-bearing securities, which may not yield favorable returns.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 30.9% of our capital stock as of November 1, 2019, of which 3.5% are beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of the Board, and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
101*

The following materials from Liquidia Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018, (ii) Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Statement of Stockholders’ Equity (Deficit) (unaudited) for the nine months ended September 30, 2019 and 2018, (iv) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018 and (v) Notes to Financial Statements (unaudited).

* Filed herewith.

**  In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDIA TECHNOLOGIES, INC.
DATE: November 13, 2019	By:	/s/Neal Fowler
Neal Fowler
Chief Executive Officer

LIQUIDIA TECHNOLOGIES, INC.
DATE: November 13, 2019	By:	/s/Richard D. Katz, M.D.
Richard D. Katz, M.D.
Chief Financial Officer