Form 10-Q
period 2020-03-31
Liquidia Technologies Inc
filed 2020-05-11
CIK 1330436

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2020

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

As of May 4, 2020, there were 28,371,746 shares of the registrant’s common stock outstanding.

LIQUIDIA TECHNOLOGIES, INC.

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

●

our ability to predict foresee and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of our key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, liquidity and capital or financial markets;

●	our planned clinical trials, clinical studies and other clinical work for our product candidates (including the funding therefor, anticipated patient enrollment, safety data, study data, trial outcomes, timing or associated costs);

●	the timing of the availability of data from our clinical trials;

●	the timing of our planned regulatory filings;

●

the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including U.S. Food and Drug Administration, or FDA, potential approval of the January 2020 filing of our New Drug Application, or NDA, for LIQ861;

●	the timeline related to our two petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office;

●	our future results of operations and financial position, our ability to execute on our strategic or financial initiatives and our business strategy and plans and objectives for future operations;

●	the clinical utility of our product candidates and their potential advantages compared to other treatments;

●	our commercialization, marketing and distribution capabilities and strategy;

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

You should refer to the “Risk Factors” section of this quarterly report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including, but not limited to, the impact of the coronavirus (COVID-19) outbreak on our Company and our financial condition and results of operations. The forward-looking statements in this quarterly report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

Unless the context otherwise requires, references in this quarterly report to “we,” “us”, “our” and the “Company” refer to Liquidia Technologies, Inc., a Delaware corporation.

Liquidia Technologies, Inc.

Balance Sheets

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash	$40,127,919	$55,796,378
Prepaid expenses and other current assets	884,923	590,251
Total current assets	41,012,842	56,386,629
Property, plant and equipment, net	8,599,985	9,253,965
Operating lease right-of-use assets, net	2,785,238	2,823,430
Prepaid expenses and other assets	381,043	378,043
Total assets	$52,779,108	$68,842,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,530,526	$3,498,043
Accrued compensation	1,428,270	3,164,687
Accrued stock offering expenses	—	1,289,413
Other accrued expenses	1,463,772	1,525,919
Current portion of operating lease liabilities	589,931	566,390
Current portion of finance lease liabilities	1,484,882	1,244,229
Current portion of long-term debt	5,585,636	5,585,637
Total current liabilities	16,083,017	16,874,318
Long-term operating lease liabilities	5,512,485	5,670,971
Long-term finance lease liabilities	511,809	1,056,747
Long-term debt	8,899,877	10,292,484
Total liabilities	31,007,188	33,894,520
Commitments and contingencies
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock — $0.001 par value, 40,000,000 shares authorized as of March 31, 2020 and December 31, 2019, 28,368,698 and 28,231,267 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	28,368	28,231
Additional paid-in capital	251,774,481	250,158,766
Accumulated deficit	(230,030,929)	(215,239,450)
Total stockholders’ equity	21,771,920	34,947,547
Total liabilities and stockholders’ equity	$52,779,108	$68,842,067

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended 31,
	2020	2019
Revenues	$—	$—
Costs and expenses:
Research and development	10,822,924	10,664,302
General and administrative	3,823,197	3,021,581
Total costs and expenses	14,646,121	13,685,883
Loss from operations	(14,646,121)	(13,685,883)
Other income (expense):
Interest income	109,590	137,785
Interest expense	(254,948)	(218,691)
Total other expense, net	(145,358)	(80,906)
Net loss	(14,791,479)	(13,766,789)
Other comprehensive loss	—	—
Comprehensive loss	$(14,791,479)	$(13,766,789)
Net loss per common share:
Basic	$(0.52)	$(0.86)
Diluted	(0.52)	(0.87)
Weighted average common shares outstanding:
Basic	28,428,616	16,037,767
Diluted	28,322,342	15,892,619

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2020:

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	28,231,267	$28,231	$250,158,766	$(215,239,450)	$34,947,547
Exercise of common stock options	2,035	2	(2)	—	—
Stock-based compensation	—	—	878,963	—	878,963
Issuance of common stock under employee stock purchase plan	3,269	3	11,488	—	11,491
Issuance of common stock under stock incentive plan	702	1	(1)	—	—
Sale of common stock, net	131,425	131	725,267	—	725,398
Net loss	—	—	—	(14,791,479)	(14,791,479)
Balance as of March 31, 2020	28,368,698	$28,368	$251,774,481	$(230,030,929)	$21,771,920

For the Three Months Ended March 31, 2019:

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	15,519,469	$15,520	$185,726,048	$(167,053,897)	$18,687,671
Cumulative adjustment - adoption of ASC 842	—	—	—	(602,098)	(602,098)
Exercise of common stock options	52,914	53	63,099	—	63,152
Exercise of common stock warrants	64,629	64	649	—	713
Stock-based compensation	—	—	887,022	—	887,022
Public offering of common stock, net	3,000,000	3,000	32,427,000	—	32,430,000
Public offering financing costs	—	—	(382,424)	—	(382,424)
Net loss	—	—	—	(13,766,789)	(13,766,789)
Balance as of March 31, 2019	18,637,012	$18,637	$218,721,394	$(181,422,784)	$37,317,247

The accompanying notes are an integral part of these financial statements.

Liquidia Technologies, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(14,791,479)	$(13,766,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	878,963	886,985
Depreciation and amortization	732,029	609,034
Non-cash lease expense	38,192	-
Amortization of discount and debt issuance costs on long-term debt	19,158	-
Non-cash interest expense	—	16,559
Changes in operating assets and liabilities:
Accounts receivable, net	—	262,071
Prepaid expenses and other current assets	(294,672)	(83,888)
Other non-current assets	(3,000)	481,177
Accounts payable	2,205,615	2,867,151
Accrued expenses	(1,351,560)	190,672
Accrued compensation	(1,736,417)	(1,571,327)
Operating lease liabilities	(134,945)	—
Net cash used in operating activities	(14,438,116)	(10,108,355)
Investing activities
Purchases of property, plant and equipment	(182,216)	(245,319)
Net cash used in investing activities	(182,216)	(245,319)
Financing activities
Principal payments on finance leases	(304,285)	(220,933)
Principal payments on long-term debt	(1,411,766)	-
Proceeds from sale of common stock, net of underwriting fees and commissions	725,398	32,047,576
Payments for offering costs	(68,965)	(262,077)
Proceeds from employee stock purchase plan	11,491	-
Proceeds from exercise of stock options and warrants	—	63,902
Net cash (used in) provided by financing activities	(1,048,127)	31,628,468
Net (decrease) increase in cash	(15,668,459)	21,274,794
Cash, beginning of period	55,796,378	39,534,985
Cash, end of period	$40,127,919	$60,809,779
Supplemental disclosure of cash flow information
Cash paid for interest	$241,804	$202,132
Cash paid for operating lease liabilities	$291,743	$—
Changes in purchases of property and equipment in accounts payable and accrued expenses	$104,167	$130,336
Deferred offering costs and commissions incurred but not paid	$—	$120,347

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

 2. Basis of Presentation, Significant Accounting Policies and Going Concern

Basis of Presentation and Significant Accounting Policies

The unaudited interim financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K.

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020 compared with the significant accounting policies disclosed in Note 2 of the financial statements for the years ended December 31, 2019 and 2018.

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

The Company believes that its existing cash will enable it to fund its operating expenses and capital expenditure requirements, make payments of interest and principal on its term loan facility with Pacific Western Bank, and remain in compliance with its minimum cash covenant of $8.5 million pursuant to this term loan facility, through October 2020. The Company has based these estimates on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it expects. The Company will need to raise substantial additional capital to continue its business operations and remain in compliance with the minimum cash covenant of $8.5 million on its debt during and beyond the fourth quarter of 2020, in addition to commercializing LIQ861, if approved. Such capital may not be available on a timely basis, on terms that are favorable to the Company, or at all. Alternatively, in light of the Company's current limited cash resources, the recent trading price of the Company's common stock, outstanding debt and associated minimum cash covenant, and based on a review of the status of its programs, resources and capabilities, the Company continues to explore a wide range of strategic alternatives with the support of its financial advisor, Jefferies LLC, that could maximize stockholder value. There can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to the Company, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The pandemic caused by the outbreak of the novel coronavirus, or COVID-19, and the various governmental, industry and consumer actions related thereto, could have a material and adverse effect on our business. The effect, which largely depends on future developments that cannot be accurately predicted and are uncertain, could include a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our business partners, suppliers, third-party service providers or other vendors, delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels and financial markets. As the pandemic continues to spread, we have and may continue to experience disruptions that could severely impact our business. Currently, most of our employees are working remotely, with only essential personnel working on site as needed to produce LIQ861 and prepare for a pre-approval inspection by the FDA. As a result of the pandemic, we have also paused enrollment in our hemodynamic study, which has been conducted in Europe. As such, the results for the three months ended March 31, 2020 may not be indicative of results for the full 2020 year.

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

Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash to the extent of amounts recorded on the balance sheet. With regard to cash, 100% of the Company’s cash is held on deposit with Pacific Western Bank.

Revenue Recognition

The Company may derive revenue from licensing its proprietary PRINT technology and from performing research and development services. Revenues are recognized as services are performed in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services and technology. The Company recorded no revenue during the three months ended March 31, 2020 and 2019.

The Company’s research, development and licensing agreements provide for multiple promised goods and services to be satisfied by the Company and include a license to the Company’s technology in a particular field of study, participation in collaboration committees, performance of certain research and development services and obligations for certain manufacturing services.

The transaction price for these contracts includes non-refundable fees and fees for research and development services. Non-refundable up-front fees which may include, for example, an initial payment upon effectiveness of the contractual relationship or payment to secure a right for a future license, are recorded as deferred revenue and recognized into revenue over time as the Company provides the research services under the contract required to advance the products to the point where the Company is able to transfer control of the licensed technology to the customer (“Technology Transfer”). The contract consideration may also include additional non-refundable payments due to the Company based on the achievement of research, development, regulatory or commercialization milestone events. In agreements involving multiple goods or services promised to be transferred to customers, the Company must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is “distinct”), or whether such promises should be combined as a single performance obligation. As these goods and services are considered to be highly interrelated, they may be considered to represent a single, combined performance obligation. The Company includes an estimate of the probable amount of milestone payments to which it will be entitled in the transaction price. The estimate requires evaluation of factors which are outside of the Company’s control and significantly limit the Company’s ability to achieve the remaining milestone payments. Therefore, the Company has not included any future milestone payments in the transaction price allocated to research, development and licensing agreements as of March 31, 2020 or December 31, 2019. The Company revises the transaction price to include milestone payments once the specific milestone achievement is not considered to be subject to a significant reversal of revenue. At that time, the estimated transaction price is adjusted and a cumulative catch-up adjustment is recorded to adjust the amount of revenue to be recognized from the license inception to the date the milestone was deemed probable of achievement. The milestone is included with other non-refundable up-front fees and recognized into revenue over time as the Company continues to provide services under the contract through the Company’s Technology Transfer. The amount of revenue recognized is based on the proportion of total research services performed to date to the expected services to be provided through the Technology Transfer.

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

Stock-Based Compensation

The Company estimates the grant date fair value of its share-based awards and amortizes this fair value to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award (see Note 4). The grant date fair value of stock options is determined using the Black-Scholes option-pricing model.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents.

Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three months ended March 31, 2020 and 2019 does not include the following common stock equivalent shares:

	Three Months Ended March 31,
	2020	2019
Stock Options	2,119,523	1,904,599
Restricted Stock Units	48,759	—
Warrants	106,274	106,274
Total	2,274,556	2,010,873

For the three months ended March 31, 2020 and 2019, the only reconciling item between basic and diluted net loss per share is the impact of the common stock warrants that are included in the calculation of basic net loss per share since their exercise price is de minimis, but excluded from the calculation of diluted net loss per share since the impact of such warrants is antidilutive.

Fair Value of Financial Instruments

The carrying values of cash and accounts payable at March 31, 2020 and December 31, 2019 approximated their fair value due to the short maturity of these instruments.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of March 31, 2020 and December 31, 2019:

March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Pacific Western Bank note - A&R LSA	$—	$11,865,446	$—	$14,485,513

December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Pacific Western Bank note - A&R LSA	$—	$14,094,792	$—	$15,878,121

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

Recent Accounting Pronouncements

In October 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 ("ASU 2018-18"). The provisions of ASU 2018-18 clarify when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-18 effective January 1, 2020 and it did not have a material effect on the Company's financial statements for the three months ended March 31, 2020.

3. Stockholders’ Equity

Authorized Capital

As of March 31, 2020, the authorized capital of the Company consists of 50,000,000 shares of capital stock, $0.001 par value per share, of which 40,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

In August 2019, the Company entered into a sales agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company’s sole discretion, under which Jefferies will act as the Company’s agent and/or principal. The Company will pay Jefferies a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the three months ended March 31, 2020, the Company sold 131,425 shares of common stock for net proceeds of $0.7 million after deducting underwriting discounts and other offering expenses under the ATM Agreement.

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

Warrants

During the three months ended March 31, 2020 and 2019, 0 and 64,629 warrants to purchase shares of common stock were exercised, respectively. As of March 31, 2020 and December 31, 2019, there were outstanding warrants to purchase 106,274 shares of common stock with an exercise price of $0.0168 per share. The warrants expire on December 31, 2026.

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

On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan automatically increased by 620,778 shares from 1,600,000 shares to 2,220,778 shares pursuant to the Evergreen Provision. On January 1, 2020, the number of shares of common stock available for issuance under the 2018 Plan automatically increased by 1,129,250 shares from 1,287,561 shares to 2,416,811 shares pursuant to the Evergreen Provision. The 2018 Plan provides for accelerated vesting under certain change of control transactions. As of March 31, 2020, there were 1,723,469 shares of common stock available for issuance under the 2018 Plan.

The 2018 Plan replaced the 2016 and 2004 Plans as the Company’s primary long-term incentive program. The 2016 and 2004 Plans were discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2016 and 2004 Plans will continue to remain in effect in accordance with their terms. Shares that are returned under the 2016 and 2004 Plans upon cancellation, termination or otherwise of awards outstanding under the 2016 and 2004 Plans will not be available for grant under the 2018 Plan. As of March 31, 2020, the Company had reserved for issuance 700,553 shares of common stock under the 2016 Plan and 386,981 shares of common stock under the 2004 Plan, representing the remaining outstanding options granted under the 2016 and 2004 Plans.

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

The Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
By Expense Category:	2020	2019
Research and development	$275,141	$271,921
General and administrative	603,822	615,064
Total	$878,963	$886,985

	Three Months Ended March 31,
By Type of Award:	2020	2019
Stock Options	$854,770	$786,241
Restricted Stock Units	24,193	100,744
Total	$878,963	$886,985

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	As of March 31, 2020
	Unamortized Expense	Weighted Average Remaining Recognition Period (Years)
Stock Options	$8,419,952	2.82
Restricted Stock Units	$654,641	3.89

Stock Options

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during:

	Three Months Ended
	March 31,
	2020			2019
Expected dividend yield		—%		—%
Risk-free interest rate	0.90%	-	1.60%	2.54%
Expected Volatility	87%	-	90%	84%
Expected life (years)		6.08		6.08

As a result of using these assumptions in the Black-Scholes option-pricing model, the weighted average fair value per share for options granted during the three months ended March 31, 2020 and 2019 was $2.38 and $10.02, respectively.

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

Expected Volatility

Expected stock price volatility is based on a weighted average of several peer public companies and the historical volatility of the Company’s common stock during the period for which it has traded since the initial public offering. For purposes of identifying peer companies, the Company considered characteristics such as industry, length of trading history and similar vesting terms.

Expected Life

The expected life represents the period the awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2,052,976	$9.33
Granted	557,961	$3.33
Exercised	(10,079)	$4.61
Cancelled	(36,467)	$9.70
Outstanding as of March 31, 2020	2,564,391	$8.04	8.11	$1,090,114
Exercisable as of March 31, 2020	987,724	$8.09	6.54	$294,677
Vested and expected to vest as of March 31, 2020	2,410,706	$7.85	8.07	$1,088,356

The aggregate intrinsic value of stock options in the table above represents the difference between the $4.71 closing price of the Company’s common stock as of March 31, 2020 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

During the three months ended March 31, 2020 and 2019, 10,079 and 15,695 stock options, respectively, were exercised for the purchase of shares of common stock.

Restricted Stock Unit Awards

During the three months ended March 31, 2020, the Board of Directors approved grants of an aggregate of 138,464 non-performance-based RSUs to employees. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs vest over a four-year period similar to stock options granted to employees. RSUs can only be settled in shares of the Company’s common stock.

A summary of nonvested RSU awards outstanding as of March 31, 2020 and changes during the three months then ended is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value (per RSU)
Nonvested as of December 31, 2019	7,493	$28.87
Granted	138,464	3.31
Vested	(702)	28.87
Forfeited	(0)	0.00
Nonvested as of March 31, 2020	145,255	$4.50

Employee Stock Purchase Plan

On May 8, 2019, the Company’s stockholders approved the Liquidia Technologies, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2020, a total of 446,731 shares of the Company’s common stock are reserved for issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute through payroll deductions up to $25,000 per year of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods are six months each and begin in March and September of each year, with the initial offering period commencing on September 3, 2019. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the fair market value of the Company’s common stock on the last trading day of the offering period.

During the Company’s first offering period from September 1, 2019 to February 28, 2019, based upon 85% of the closing price of $4.13 on February 28, 2020, 3,269 shares were purchased based upon employee withholdings.

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

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
Lab and build-to-suit equipment	$7,562,263	$7,562,263
Office equipment	128,669	128,669
Furniture and fixtures	237,951	237,951
Computer equipment	804,046	804,046
Leasehold improvements	11,856,511	11,762,351
Construction-in-progress	91,797	91,797
Total property, plant and equipment	20,681,237	20,587,077
Accumulated depreciation and amortization	(12,081,252)	(11,333,112)
Property, plant and equipment, net	$8,599,985	$9,253,965

The Company recorded depreciation and amortization expense of $732,029 and $609,034 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Construction in Progress balance includes $91,797 for a computer software program developed internally that has been completed but not yet tested and validated. Upon successful testing and validation, this CIP will be transferred to Computer Software included in Property, plant and equipment.

7. Income Taxes

The Company did not record a federal or state income tax expense or benefit for the three months ended March 31, 2020 and 2019, as a result of the establishment of a full valuation allowance being required against the Company’s net deferred tax assets.

8. Commitments and Contingencies

Commitments

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent royalties on net sales totaling no more than $1,500,000, none of which has been earned as of March 31, 2020.

Contingencies

The Company from time-to-time is subject to claims and litigation in the normal course of business, none of which the Company believes represent a risk of material loss or exposure.

 9. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2020 and December 31, 2019:

		March 31,	December 31,
	Maturity Date	2020	2019
Pacific Western Bank term loan outstanding	October 25, 2022	$14,485,513	$15,878,121
Less current portion		(5,585,636)	(5,585,637)
Long-term debt, less current portion		$8,899,877	$10,292,484

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

In October 2018, the Company and Pacific Western entered into an Amended and Restated Loan and Security Agreement (the “A&R LSA”) in which the Company received an initial tranche of $11.0 million to extinguish its existing debt of $8.0 million under the LSA, repay in full the $1.8 million in outstanding indebtedness under the UNC Promissory Note and for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term maturing in October 2022. The A&R LSA provided for access to a second tranche of up to $5.0 million available to be drawn at the Company’s option through June 30, 2019. The second tranche became accessible as a result of the full enrollment of the Company’s LIQ861 INSPIRE clinical trial, without observing any materially adverse data through the two week endpoint. The entire second tranche of $5.0 million was drawn by the Company in May 2019 bringing the total amount outstanding to $16.0 million. Both tranches required payments of interest-only through December 31, 2019. As a result of this refinancing, the Company recorded a gain of $0.1 million in accordance with ASC 470-50, Debt – Modifications and Extinguishments.

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

In May 2019, the Company and Pacific Western entered into a First Amendment to A&R LSA to provide for a limit of $2.5 million of our capital expenditures during the year ended December 31, 2019. As of March 31, 2020, the Company was in compliance with this covenant. The Company received a waiver of covenant compliance from Pacific Western for non-timely submissions of monthly financial statements for the January and February 2020 periods.

Scheduled annual maturities of long-term debt as of March 31, 2020 are as follows:

Year ending December 31:
2020 – nine months remaining	$4,235,294
2021	5,647,059
2022	4,705,881
Thereafter	—
Total	14,588,234
Less: Unamortized discount	(75,008)
Less: Unamortized debt issuance costs	(27,713)
Less: Current portion of long-term debt	(5,585,636)
Long-term debt, noncurrent	$8,899,877

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

Our primary objective has been to pursue marketing approval of LIQ861 and commercialize such product if approved by FDA. We will need to raise substantial additional capital to continue our business operations, remain in compliance with the minimum cash requirement on our debt during and beyond the fourth quarter of 2020, and to commercialize LIQ861, if approved. Such capital may not be available to us on a timely basis, on terms that are favorable to us, or at all. Alternatively, in light of our current limited cash resources, the recent trading price of our common stock, outstanding debt and associated minimum cash covenant, and based on a review of the status of our programs, resources and capabilities, we continue to explore a wide range of strategic alternatives with the support of our financial advisor, Jefferies LLC, or Jefferies, that could maximize stockholder value. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all.

Product Pipeline

We are currently focused on the development of two product candidates for which we hold worldwide commercial rights: LIQ861 for the treatment of PAH and LIQ865 for the treatment of local post-operative pain.

The following table summarizes our clinical-stage product candidates being developed using PRINT technology:

LIQ861

In January 2020, we submitted an NDA to the FDA for LIQ861, our lead product candidate, as a potential treatment for patients with PAH. In April 2020, the FDA accepted the NDA for review and provided a Prescription Drug User Fee Act (PDUFA) goal date of November 24, 2020. Treprostinil is a synthetic analog of prostacyclin, a vasoactive mediator essential to normal lung function, which is deficient in patients with PAH. We believe that LIQ861 has the potential to improve the therapeutic profile of existing formulations of treprostinil by enhancing deep-lung delivery and achieving higher dose levels than current inhaled therapies. We are developing LIQ861 under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug, which allows us to rely in part on the FDA’s previous findings of efficacy and safety of Tyvaso and the active ingredient treprostinil, which has been approved in four different products administered through the oral, inhaled and continuous infusion (parenteral) routes.

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

Final enrollment in the pivotal INSPIRE trial included 121 PAH patients to assess safety and tolerability through Month 2, the primary endpoint of the trial. Of the 121 patients enrolled in the study, 55 were Transition patients and 66 were Add-On patients. Add-On patients started on a dose of 26.5 mcg of LIQ861, with most (>80%) titrating to a 79.5 mcg dose or higher within the first two months of treatment. Consistent with preliminary data presented in the second quarter of 2019, LIQ861 was observed to be well-tolerated and treatment-emergent adverse events, or TEAEs, were mostly mild to moderate in nature at Month 2 up to doses of 159 mcg of LIQ861, the highest dose studied at Month 2. Durability of therapy with LIQ861 appeared to be favorable, with 96% of Transition patients and 91% of Add-On patients remaining on study drug at the Month 2 timepoint.

In April 2020, we reported final safety and tolerability results from the two-month endpoint of the INSPIRE study. Of the 121 PAH patients, 113, or 93%, completed their two-month visit. The most common reported TEAEs (reported in ≥ four percent) were cough (42%), headache (26%), throat irritation (16%), dizziness (11%), diarrhea (9%), chest discomfort (8%), nausea (7%), dyspnea (5%), flushing (5%) and oropharyngeal pain (4%).

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

We continued to treat patients who chose to remain on LIQ861 beyond the Month 2 timepoint of the primary endpoint. More than 80% of INSPIRE patients remained on study drug at Month 4 with no significant changes in safety or tolerability observed compared to Month 2. At the completion of the INSPIRE study, the patient with the longest duration of treatment had been on LIQ861 therapy for 18 months and the highest dosing reached in the INSPIRE study was 212 mcg of treprostinil given four times per day. To provide for continuity of treatment, patients from INSPIRE were provided the opportunity to continue receiving treatment in an extension study, which is currently ongoing. In addition, when the COVID-19 pandemic has ended and when it is safe to do so, we plan to resume enrolling patients in a clinical study at certain investigational sites in Europe to characterize the hemodynamic dose-response relationship to LIQ861. We are also considering conducting other clinical trials to generate additional data on LIQ861, including a clinical trial in pediatric patients. We also continue to conduct development work in support of potential approval and commercialization of LIQ861, including label and patient-use assessments.

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

Financial Overview

We have not generated any revenue to date from the sale of pharmaceutical products, and we have historically financed our operations in large part with an aggregate of $236.0 million of gross proceeds from sales of our capital stock and convertible promissory notes, $16.0 million in term loans from a bank and a $2.1 million loan from The University of North Carolina at Chapel Hill, or UNC. We do not expect to generate significant product revenue unless and until we obtain marketing approval for and commercialize LIQ861, LIQ865 or one of our other future product candidates.

Since our inception, we have incurred significant operating losses. Our net loss was $14.8 million for the three months ended March 31, 2020 and $47.6 million, $53.1 million and $29.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  As of March 31, 2020, we had an accumulated deficit of $230.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

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

As of March 31, 2020, we had $40.1 million of cash. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements, make payments of interest and principal on our term loan facility with Pacific Western Bank, or PWB, and remain in compliance with the minimum cash covenant of $8.5 million pursuant to this term loan facility, through October 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

As of March 31, 2020, we do not have any material capital expenditure commitments.

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

Management’s plans with regard to this matter include continuing attempts to obtain additional financing to sustain our operations.  However, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us, and the failure to obtain sufficient funds on acceptable terms, when needed, could have a material adverse effect on our business, results of operations and financial condition.  If sufficient financing is not obtained, this may necessitate other actions by us.  Alternatively, in light of our current limited cash resources, the recent trading price of our common stock, outstanding debt and associated minimum cash covenant, and based on a review of the status of our programs, resources and capabilities, we continue to explore a wide range of strategic alternatives with the support of our financial advisor, Jefferies LLC, that could maximize stockholder value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Collaborations

We recognized no revenue during the three months ended March 31, 2020. In prior years, our only revenue, which has been derived from collaborating with, and licensing our proprietary PRINT technology to, pharmaceutical companies, amounted to $8.1 and $2.7 million for the years ended December 31, 2019 and 2018, respectively. GlaxoSmithKline plc, or GSK, accounted for $8.1 and $0.4 million of our revenue for the years ended December 31, 2019 and 2018, respectively, or 100% and 15%  respectively, of our total revenue during these years.  We have received upfront fees for technology access, milestone payments, and fees to develop drug products through research and development services, such as particle formulation and manufacturing.

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

We have exclusively licensed our PRINT technology to (i) GSK for applications broadly across inhaled delivery of their small molecule and biologic chemical entities, although we retained the ability to develop LIQ861, inhaled vaccines and other rights, subject to certain contractual obligations, to apply our PRINT technology to certain inhaled molecules; and (ii) Aerie Pharmaceuticals, Inc., which in 2017 acquired most of the assets of Envisia Therapeutics, Inc., an entity which we formed in 2013, for broad usage in the design and commercialization of small molecule and biologic ophthalmic therapies.

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

Components of Statements of Operations

Revenue

In prior years, our revenue has been primarily derived from collaborating and licensing our proprietary PRINT technology to pharmaceutical companies. In the future, we also expect to derive our revenue from our own pharmaceutical products. We recognized no revenue during the three months ended March 31, 2020 or 2019. We manage our operations and reporting structure under a single reportable segment.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include costs for efforts to prepare for commercialization, facility related costs, patent filing and prosecution costs and professional fees for marketing, legal, auditing and tax services and insurance costs.

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

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2019 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2020 to our critical accounting policies, significant judgments and estimates disclosed in our 2019 Annual Report on Form 10-K

COVID-19

The pandemic caused by the outbreak of the novel coronavirus, or COVID-19, and the various governmental, industry and consumer actions related thereto, could have a material and adverse effect on our business. The effect, which largely depends on future developments that cannot be accurately predicted and are uncertain, could include a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our business partners, suppliers, third-party service providers or other vendors, delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels and financial markets. As the pandemic continues to spread, we have and may continue to experience disruptions that could severely impact our business. Currently, most of our employees are working remotely, with only essential personnel working on site as needed to produce LIQ861 and prepare for a pre-approval inspection by the FDA. As a result of the pandemic, we have also paused enrollment in our hemodynamic study, which has been conducted in Europe. As such, the results for the three months ended March 31, 2020 may not be indicative of results for the full 2020 year.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

The following table summarizes our results of operations:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Revenues	$—	$—
Costs and expenses:
Research and development	10,823	10,664
General and administrative	3,823	3,022
Total costs and expenses	14,646	13,686
Loss from operations	(14,646)	(13,686)
Other income (expense):
Interest income	110	138
Interest expense	(255)	(218)
Total other expense, net	(145)	(80)
Net loss	$(14,791)	$(13,766)

Research and Development Expenses

Research and development expenses were $10.8 million for the three months ended March 31, 2020 which approximated the amount recognized of $10.7 million for the three months ended March 31, 2019. Research and development expenses for consulting costs increased by $1.2 million during the three months ended March 31, 2020 compared with the three months ended March 31, 2019. This increase was primarily offset by a decrease of $0.8 million from the reclassification of costs for efforts to prepare for potential commercialization and certain insurance costs to general and administrative expenses during the three months ended March 31, 2020 compared with the three months ended March 31, 2019. Research and development expenses for the three months ended March 31, 2020 consisted of $7.6 million and $0.4 million attributable to our development of LIQ861 and LIQ865, respectively, and $2.8 million from general research and development that was not directly related to LIQ861 and LIQ865. This compares with $8.4 million and $0.7 million which were attributable to our development of LIQ861 and LIQ865, respectively, and $1.6 million from general research and development that was not directly related to either LIQ861 or LIQ865 during the three months ended March 31, 2019.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2020, compared with $3.0 million for the three months ended March 31, 2019. The increase of $0.8 million, or 26.5%, was primarily due to a reclassification of costs for efforts to prepare for potential commercialization and certain insurance costs to general and administrative expenses from research and development expenses during the three months ended March 31, 2020 compared with the three months ended March 31, 2019. General and administrative expenses consist primarily of personnel expenses, including stock-based compensation, as well as directors and officers insurance, and fees for audit, legal, consulting and other service fees.

Other Income (Expense)

Interest income was $110,000 for the three months ended March 31, 2020, compared with $138,000 for the three months ended March 31, 2019. The decrease in interest income of $28,000 was due to a decrease in cash balances held in interest-bearing accounts and lower interest rates in 2020 compared with 2019.

Interest expense was $255,000 for the three months ended March 31, 2020, compared with $218,000 for the three months ended March 31, 2019. The increase in interest expense of $37,000 was primarily due to higher levels of debt during the three months ended March 31, 2020 compared with the three months ended March 31, 2019.

Net Loss

Net loss was $14.8 million for the three months ended March 31, 2020, compared with $13.8 million for the three months ended March 31, 2019. The increase of $1.0 million, or 7.4%, was primarily due to an increase in research and development consulting costs during the three months ended March 31, 2020 compared with the three months ended March 31, 2019.

Liquidity and Capital Resources

We have financed our growth and operations through a combination of funds generated from our licensing revenues, the issuance of convertible preferred stock and common stock, capital leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash have been for working capital requirements and capital expenditures. As of March 31, 2020, we had a cash balance of $40.1 million, stockholders’ equity of $21.8 million and an accumulated deficit of $230.0 million.

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

In August 2019, we entered into a sales agreement, or the ATM Agreement, with Jefferies to issue and sell shares of our common stock, having an aggregate offering price of up to $40.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at our sole discretion, under which Jefferies will act as our agent and/or principal. We will pay Jefferies a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the year ended December 31, 2019, we sold 2,409,356 shares of common stock for gross proceeds of $8.4 million and net proceeds were $8.1 million, after deducting underwriting discounts and other offering expenses under the ATM Agreement. During the three months ended March 31, 2020, we sold 131,425 shares of common stock for net proceeds of $0.7 million, after deducting underwriting discounts and other offering expenses under the ATM Agreement.

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

In October 2018, we and PWB entered into an Amended and Restated Loan and Security Agreement, or the A&R LSA, in which we received an initial tranche of $11.0 million to extinguish our then-current debt of $8.0 million under the LSA, repay in full the outstanding indebtedness under the UNC Promissory Note (as defined below) and to utilize for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provided for access to a second tranche of up to $5.0 million, the full amount of which we drew in June 2019. The second tranche became accessible as a result of the full enrollment of the Company’s LIQ861 INSPIRE clinical trial, without observing any materially adverse data through the two week endpoint. Both tranches required payments of interest-only through December 31, 2019. The A&R LSA carries a one-time success fee of $375,000 and a prepayment penalty of 1% if the drawn tranche is prepaid prior to October 27, 2020. The success fee was triggered in December 2019 by the sale of common stock and this was recorded as interest expense of $375,000 during the year ended December 2019. The minimum cash covenant is $8.5 million. In May 2019, we and PWB entered into an amendment to the A&R LSA to, among others, amend our negative covenant related to capitalized expenditures to increase the aggregate amount of capitalized expenditures we are permitted to make without PWB’s prior written consent during the fiscal year ending December 31, 2019 from $1.25 million to $2.5 million. The Company received a waiver of covenant compliance from Pacific Western for non-timely submissions of monthly financial statements for the February and March 2020 periods.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,438)	$(10,108)
Investing activities	(182)	(245)
Financing activities	(1,048)	31,628
Net (decrease) increase in cash	$(15,668)	$21,275

Operating Activities

Net cash used in operating activities increased $4.3 million, to $14.4 million for the three months ended March 31, 2020 from $10.1 million for the three months ended March 31, 2019. The increase was mainly due to an increase from our research and development expenditures and general and administrative costs during the three months ended March 31, 2020 compared with 2019. For the three months ended March 31, 2020, the net cash used in operating activities of $14.4 million was comprised of operating cash outflows before working capital changes of $13.1 million and net working capital outflows of $1.3 million.

Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2020, which approximated the $0.2 million used in investing activities for the three months ended March 31, 2019.

Financing activities

Net cash used in financing activities was $1.0 million during the three months ended March 31, 2020 compared with $31.6 million provided by financing activities during the three months ended March 31, 2019, or a decrease to cash of $32.7 million on a comparative basis. During the three months ended March 31, 2019, cash provided by financing activities consisted primarily of $32.0 million in net proceeds from a follow-on sale of common stock. During the three months ended March 31, 2020, we recognized $0.7 million from the sale of common stock under our ATM facility which was offset by $1.4 million in principal payments on our long-term debt and $0.3 million in principal payments on our finance leases.

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

We believe that our current cash balance will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. However, there is a minimum cash requirement in conjunction with our term loan facility with PWB of $8.5 million which could be reached during the fourth quarter of 2020 unless additional funds are raised. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to complete NDA regulatory review of LIQ861 and commercialize our product candidates, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for LIQ861 or LIQ865, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, and concluded that our internal control over financial reporting was not effective as of March 31, 2020 as a result of material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of the effectiveness of our internal control over financial reporting, our management identified the following material weaknesses that existed as of March 31, 2020:

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

These material weaknesses did not result in a material misstatement of the annual or interim financial statements.  Additionally, these material weaknesses could result in a misstatement of the relevant account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

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

To assess the effectiveness of internal controls related to the remediation of the 2019 identified material weaknesses, we plan to implement the remediation described herein. We are in the process of engaging a large accounting firm to assist us with the remediation efforts and expect to commence these efforts by the end of June 2020. We plan to provide an update on the status of our remediation activities on a quarterly basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this quarterly report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting discussed above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to our December 31, 2019 year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, as described below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures – Remedial Actions to Address Material Weaknesses”, and we plan to provide an update on the status of our remediation activities on a quarterly basis.

PART II.

Item 1. Legal Proceedings.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO. One petition is for inter partes review of U.S. Patent No. 9,604,901, or the ‘901 patent, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, and a second petition is for inter partes review of U.S. Patent No. 9,593,066, or the ‘066 patent”, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, both of which are owned by United Therapeutics Corporation, or United Therapeutics. We are seeking a determination that the claims in the ‘066 patent and the ‘901 patent are invalid. Both the ‘066 patent and the ‘901 patent are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. A determination by the PTAB to institute the petitions is expected before the end of the third quarter of 2020, and a final written decision determining the validity of the challenged claims of the ‘066 patent and the ‘901 patent, if the petitions are instituted by the PTAB, is expected within 12 months from institution.

We may become subject to additional legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, except as disclosed herein, there are currently no claims that would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to our Financial Position and Need for Additional Capital

Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.

Our financial statements for the three months ended March 31, 2020 include a statement that our recurring losses and cash outflows from operations, our accumulated deficit and our debt maturing within twelve months raise substantial doubt about our ability to continue as a going concern. As of March 31, 2020, we had $40.1 million of cash. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements, make payments of interest and principal on our term loan facility with Pacific Western Bank, or PWB, and remain in compliance with the minimum cash covenant of $8.5 million pursuant to this term loan facility, through October 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

We have incurred net losses of $14.8 million during the three months ended March 31, 2020 and $47.6 million, $53.1 million and $29.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. We also had negative operating cash flows for each of these periods. As of March 31, 2020, we had an accumulated deficit of $230.0 million.

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

Our primary objective has been to pursue marketing approval of LIQ861 and commercialize such product if approved by FDA. We will need to raise substantial additional capital to continue our business operations and remain in compliance with the minimum cash covenant on our debt during and beyond the fourth quarter of 2020, in addition to commercializing LIQ861, if approved. Such capital may not be available to us on a timely basis, on terms that are favorable to us, or at all. Alternatively, in light of the Company’s current limited cash resources, the recent trading price of our common stock, outstanding debt and associated minimum cash covenant, and based on a review of the status of our programs, resources and capabilities, we continue to explore a wide range of strategic alternatives with the support of our financial advisor, Jefferies LLC, that could maximize stockholder value. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all.

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

We are party to a licensing agreement with GSK pursuant to which GSK has exercised an option to exclusively license our PRINT technology for applications in certain inhaled therapies, or the GSK ICO Agreement. We previously entered into a separate licensing agreement with GSK relating to the field of vaccines, which lapsed in April 2016. We have historically received a significant portion of our revenue from GSK pursuant to these licensing agreements. We recorded no revenue attributable to our collaboration and licensing agreements with GSK during the three months ended March 31, 2020. For the years ended December 31, 2019, 2018 and 2017, our revenue attributable to our collaboration and licensing arrangements with GSK, which included a combination of billings for particle formulations, manufacturing, milestone payments and amortization of deferred revenue from up-front fees, accounted for 100%, 16% and 84%, respectively, of our total revenue.

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

Risks Related to the Commercialization of our Product Candidates

We may face a lawsuit from United Therapeutics claiming that LIQ861 infringes one or more of its patents. If United Therapeutics decides to initiate such a lawsuit, we may be delayed in our efforts to commercialize LIQ861.

We are developing LIQ861 under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Accordingly, we were required to include a certification of patent invalidity or non-infringement, or a paragraph IV certification, in the NDA for LIQ861, to certify that certain patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the “Orange Book”, for Tyvaso are invalid, unenforceable or will not be infringed by the manufacture, use or sale of LIQ861. A notice of the paragraph IV certification must be provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for LIQ861 refers. United Therapeutics, as the holder of such patents, may assert a patent challenge directed to the Orange Book listed patents within 45 days of receipt of the paragraph IV certification notice, which we provided to United Therapeutics in April 2020, to trigger an automatic 30-month regulatory stay on final approval of the NDA for LIQ861. This is referred to as Hatch-Waxman litigation. Upon such a patent challenge within the 45-day period, the FDA would be prohibited from approving the NDA for LIQ861 until the earliest to occur of the expiration of the 30-month stay, expiration of the relevant patents, settlement of the lawsuit or a decision in the infringement suit that is favorable to us as the NDA applicant. Accordingly, we may be subject to significant delay and incur substantial costs in litigation before we are able to commercialize LIQ861, if at all. Companies that produce reference listed drugs routinely bring Hatch-Waxman litigation for patent infringement against applicants under the ANDA or 505(b)(2) regulatory pathway that are seeking regulatory approval to manufacture and market generic or reformulated forms of their reference listed drugs.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the USPTO. One petition is for inter partes review of U.S. Patent No. 9,604,901, or the ‘901 patent, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, and a second petition is for inter partes review of U.S. Patent No. 9,593,066, or the ‘066 patent”, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, both of which are owned by United Therapeutics. We are seeking a determination that the claims in the ‘066 patent and the ‘901 patent are invalid. Both the ‘066 patent and the ‘901 patent are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. A determination by the PTAB to institute the petitions is expected before the end of the third quarter of 2020, and a final written decision determining the validity of the challenged claims of the ‘066 patent and the ‘901 patent, if the petitions are instituted by the PTAB, is expected within 12 months from institution. Although we believe that a determination of invalidity of one or both of these patents in such inter partes review proceeding, if undertaken by the PTAB, will be helpful to us in any potential Hatch-Waxman litigation with United Therapeutics, such a determination may not result in early termination of the 30-month regulatory stay.

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

In addition to treprostinil-based therapies, other classes of therapeutic agents for the treatment of PAH include the following:

●	IP-agonists, such as selexipag, marketed by Actelion, and ralinepeg, licensed from Arena Pharmaceuticals, Inc. by United Therapeutics, which is currently in clinical development;

●	Endothelin receptor antagonists, such as bosentan and macitentan, both marketed by Actelion, and ambrisentan, marketed by Gilead. Generic version of bosentan and ambrisentan are currently available.

●	PDE-5 inhibitors, such as tadalafil, marketed by United Therapeutics, and sildenafil, marketed by Pfizer Inc. Generic versions of both tadalafil and sildenafil are currently available.

●	Soluble guanylate cyclase (sGC) stimulator, such as riociguat marketed by Bayer.

In addition, we are also aware of several other agents currently in clinical development in the United States for the treatment of PAH, including those in development by Insmed, Inc. and Acceleron Pharma, Inc.

We expect LIQ865 to face competition from EXPAREL®, an existing injectable version of bupivacaine. The early success of EXPAREL may make it difficult for us to convince physicians, patients and other members of the medical community to accept and use LIQ865 over EXPAREL. Generic equivalents of EXPAREL may also enter the market following the expiry of EXPAREL’s patent in 2021.

While EXPAREL is currently the only direct competitor to LIQ865 on the market, in October 2018 Heron Therapeutics, Inc., or Heron, announced the submission of its NDA to the FDA for HTX-011, an investigational long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. HTX-011 was granted both breakthrough therapy and fast track designations from the FDA as well as priority review by the FDA. On May 1, 2019, Heron announced that it received a complete response letter, or CRL, for HTX-011 from the FDA. On October 1, 2019, Heron announced that it had resubmitted its NDA for HTX-011 to the FDA and expected a six-month review. On February 19, 2020, Heron announced that the FDA has extended the review period for HTX-011 by up to three months, and the new PDUFA goal date is June 26, 2020. In addition to Heron, Durect Corporation and Innocoll Holdings plc each also have products in clinical development that are potential competitors to LIQ865.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in December 2019, a novel strain of COVID-19, or coronavirus, was reported to have surfaced in Wuhan, China and has become a global pandemic as of the date of this Quarterly Report on Form 10-Q. The full impact of the coronavirus is unknown and rapidly evolving. Additionally, over the last several years, including from December 22, 2018 until January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, prolonged government disruptions, global pandemics and other natural disasters or geopolitical actions could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We completed the pivotal INSPIRE trial in October 2019 and submitted an NDA for LIQ861 to the FDA in January 2020. In April 2020, the FDA accepted the NDA for review and provided a Prescription Drug User Fee Act (PDUFA) goal date of November 24, 2020. Final enrollment in the trial included 121 PAH patients to assess safety and tolerability through Month 2, the primary endpoint of the trial. Of the 121 patients enrolled in the study, 55 were Transition patients and 66 were Add-On patients. Add-On patients started on a dose of 26.5 mcg of LIQ861, with most (>80%) titrating to a 79.5 mcg dose or higher within the first two months of treatment. Consistent with preliminary data presented in the second quarter of 2019, LIQ861 was observed to be well-tolerated and treatment-emergent adverse events were mostly mild to moderate in nature at Month 2 up to doses of 159 mcg of LIQ861, the highest dose studied at Month 2. Durability of therapy with LIQ861 appeared to be favorable, with 96% of Transition patients and 91% of Add-On patients remaining on study drug at the Month 2 timepoint.

In April 2020, we reported final safety and tolerability results from the two-month endpoint of the INSPIRE study. Of the 121 PAH patients, 113, or 93%, completed their two-month visit. The most common reported TEAEs (reported in ≥ four percent) were cough (42%), headache (26%), throat irritation (16%), dizziness (11%), diarrhea (9%), chest discomfort (8%), nausea (7%), dyspnea (5%), flushing (5%) and oropharyngeal pain (4%).

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

We continued to treat patients who chose to remain on LIQ861 beyond the Month 2 timepoint of the primary endpoint. More than 80% of INSPIRE patients remained on study drug at Month 4 with no significant changes in safety or tolerability observed compared to Month 2. At the completion of the INSPIRE study, the patient with the longest duration of treatment had been on LIQ861 therapy for 18 months. To provide for continuity of treatment, patients from INSPIRE were provided the opportunity to continue receiving treatment in an extension study, which is currently ongoing. In addition, we are enrolling patients in a clinical study at certain investigational sites in Europe to characterize the hemodynamic dose-response relationship to LIQ861, however, enrollment has been paused due to the coronavirus pandemic. We are also considering conducting other clinical trials to generate additional data on LIQ861, including a clinical trial in pediatric patients. We also continue to conduct development work in support of potential approval and commercialization of LIQ861, including label and patient-use assessments.

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

LIQ861, for which we recently submitted an NDA, requires regulatory review, and, subject to feedback from the FDA, may require additional clinical testing and data analysis. LIQ865, for which we have only completed Phase 1 studies, requires additional clinical testing, data analysis, and regulatory review. Clinical trials and data analysis can be expensive, time-consuming and difficult to design and implement. If we are unsuccessful in obtaining regulatory approval for LIQ861 or LIQ865, or any of our product candidates do not provide positive results, we may be required to delay or abandon development of such product, which would have a material adverse impact on our business.

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

●	the existing body of safety and efficacy data in respect of the product candidate under clinical testing;
●	the proximity of patients to clinical trial sites;
●	the number and nature of competing therapies and clinical trials; and
●	other environmental factors such as the recent coronavirus pandemic or other natural or unforeseen disasters.

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

We are pursuing the FDA 505(b)(2) pathway for all of our current product candidates. If we are unable to rely on the 505(b)(2) regulatory pathway to apply for marketing approval of our product candidates in the United States, seeking approval of these product candidates through the 505(b)(1) NDA pathway would require full reports of investigations of safety and effectiveness, and the process of obtaining marketing approval for our product candidates would likely be significantly longer and more costly.

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

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, or the Orange Book, the 505(b)(2) applicant is required to make a claim after filing their its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

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

We conducted the early Phase 1a clinical trial of LIQ865 in Denmark, and not under an IND, we plan to conduct an additional clinical trial in Europe that explores the hemodynamic effects of LIQ861 in PAH patients when we are able to resume enrolling patients following the end of the COVID-19 pandemic, and we may, in the future, conduct clinical trials of our product candidates outside the United States. The FDA may not accept such foreign clinical data, and in such event, we may be required to re-conduct relevant clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.

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

Additionally, in December 2019, a novel strain of COVID-19, or coronavirus, was reported to have surfaced in Wuhan, China and has become a global pandemic as of the date of this Quarterly Report on Form 10-Q. The full impact of the coronavirus is unknown and rapidly evolving. Both South Korea, the country from which our supplier sources treprostinil, and Italy, the country in which Plastiape is headquartered, have had significant outbreaks of this disease, which, in the case of Italy, has led to a lockdown of the entire country which is starting to be gradually eased as of the date of this Quarterly Report on Form 10-Q. The extent to which the coronavirus impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates will depend on the severity, location and duration of the spread of the coronavirus, and the actions undertaken to contain the coronavirus or treat its effects.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. Therefore, United Therapeutics, as the holder of such patents, may assert a patent challenge directed to the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, which we provided to United Therapeutics in April 2020. Upon such a patent challenge, the FDA would be prohibited from approving the NDA for LIQ861 until the earliest to occur of the expiration of 30-month regulatory stay, expiration of the relevant patents, settlement of the lawsuit or a decision in the infringement suit that is favorable to us as the NDA applicant.

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

●

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor (i.e., even for self-pay scenarios). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances. Many of these state laws differ from each other in significant ways and may not have the same effect, and may apply more broadly or be stricter than their federal counterparts, thus complicating compliance efforts (for example, California recently enacted legislation — the CCPA, which went into effect on January 1, 2020 and among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of the sale of their information, and creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach; although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context, and final regulations are expected to be issued by the California Attorney General in 2020, and it remains unclear what language the final regulations will contain and how the legislation and regulations will be interpreted); and

●

price reporting laws that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursements or discounts on our drug products. Participation in such programs and compliance with their requirements may subject us to increased infrastructure costs and potentially limit our ability to price our drug products.

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

Our ability to continue our operations and manage our potential future growth depends on our ability to hire and retain suitably skilled and qualified employees, including those in senior management, in the long-term. Due to the specialized nature of our work, there is a limited supply of suitable candidates. We compete with other biotechnology and pharmaceutical companies, educational and research institutions and government entities, among others, for research, technical and clinical personnel. In addition, in order to manage our potential future growth effectively, we will need to improve our financial controls and systems and, as necessary, recruit sales, marketing, managerial and finance personnel. If we are unable to attract and retain skilled personnel, including in particular Neal F. Fowler, our Chief Executive Officer, our business and prospects may be materially and adversely affected.

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

As of May 1, 2020, 28,371,746 shares of our common stock were outstanding, of which 23,764,512 shares of common stock, or 83.8% of our outstanding shares as of May 1, 2020, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. The resale of the remaining 4,607,234 shares held by our stockholders is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of May 1, 2020, the holders of approximately 1.9 million shares, or 6.7%, of our outstanding shares as of May 1, 2020, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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
●

our involvement in significant lawsuits, including stockholder or patent litigation, including inter partes review proceedings with originator companies or others which may hold patents, including United Therapeutics;

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 42.4% of our capital stock as of May 1, 2020, of which 13.8% are beneficially owned by our executive officers and directors. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of the Board, and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

These material weaknesses did not result in a material misstatement of the annual or interim financial statements.  Additionally, these material weaknesses could result in a misstatement of the relevant account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Additionally, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, all of which could have a material adverse effect on our business and the trading price of our shares. Subsequent to our December 31, 2019 year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. See Part I, Item 4. Controls and Procedures in this quarterly report. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could result in charges by the SEC with violating the books and records and internal control provisions of the federal securities laws which may result in penalties and fines to our company, directors and officers, and also could restrict our future access to the capital markets.

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

101*

The following materials from Liquidia Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019, (ii) Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2020 and 2019, (iii) Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2020 and 2019, (iv) Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019 and (v) Notes to Financial Statements (unaudited).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDIA TECHNOLOGIES, INC.
DATE: May 11, 2020	By:	/s/ Neal F. Fowler
Neal F. Fowler
Chief Executive Officer

LIQUIDIA TECHNOLOGIES, INC.
DATE: May 11, 2020	By:	/s/ Richard D. Katz, M.D.
Richard D. Katz, M.D.
Chief Financial Officer