Form 10-Q
period 2020-06-30
Liquidia Technologies Inc
filed 2020-08-10
CIK 1330436

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2020

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

As of August 3, 2020, there were 37,749,890 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this quarterly report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but are also contained elsewhere in this quarterly report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●

those identified and disclosed in our public filings with the SEC, including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including potential FDA approval of the January 2020 filing of our New Drug Application, or NDA, for LIQ861; (ii) the timeline and outcome of  (x) our current litigation with United Therapeutics in the U.S. District Court for the District of Delaware and (y) our two petitions for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office; (iii) our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, liquidity and capital or financial markets; and (iv) our ability to continue operations as a going concern without obtaining additional funding;

●

failing to obtain stockholder approval of the proposed acquisition of RareGen, LLC, or RareGen, by way of merger, or the Merger Transaction, pursuant to that certain Agreement and Plan of Merger, dated as of June 29, 2020, by and among our company, Liquidia Corporation, or HoldCo, RareGen and certain other parties thereto, or the Merger Agreement;

●	satisfying the conditions to the closing of the Merger Transaction;

●	the length of time necessary to complete the Merger Transaction;

●	successfully integrating our and RareGen’s businesses, and avoiding problems which may result in HoldCo not operating as effectively and efficiently as expected;

●

the possibility that the expected benefits of the Merger Transaction will not be realized within the expected timeframe or at all, including without limitation, anticipated revenue, expenses, earnings and other financial results, and growth and expansion of HoldCo’s operations, and the anticipated tax treatment;

●

the restrictions on our and RareGen’s ability to pursue alternative transactions to the Merger Transaction and the possibility that, in specified circumstances, we could be required to pay a fee to RareGen;

●	possible disruptions from the proposed Merger Transaction that could harm our or RareGen’s business, including current plans and operations;

●	the ability of us or RareGen to retain, attract and hire key personnel;

●	prevailing economic, market and business conditions;

●	the cost and availability of capital and any restrictions imposed by lenders or creditors;

●	changes in the industry in which we or RareGen operate;

●	the failure to renew, or the revocation of, any license or other required permits;

●	unexpected charges or unexpected liabilities arising from a change in accounting policies, or the effects of acquisition accounting varying from the companies’ expectations;

●

the risk that the credit ratings of HoldCo or its subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for HoldCo to pay or refinance its debts and require it to borrow or divert cash flow from operations in order to service debt payments;

●	fluctuations in interest rates;

●

the effects on the businesses of the companies resulting from uncertainty surrounding the Merger Transaction, including with respect to customers, suppliers, licensees, collaborators, business partners, employees, other third parties or the diversion of management’s time and attention, that could affect our and/or RareGen’s financial performance;

●	adverse outcomes of pending or threatened litigation or governmental investigations, if any, unrelated to the Merger Transaction;

●	potential litigation relating to the proposed Merger Transaction that could be instituted against us, RareGen or our and their respective officers or directors;

●	the effects on the companies of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we or RareGen are subject;

●	conduct of and changing circumstances related to third-party relationships on which we and RareGen rely, including the level of credit worthiness of counterparties;

●	the volatility and unpredictability of the stock market and credit market conditions;

●	conditions beyond our control, such as disaster, global pandemics such as COVID-19, or acts of war or terrorism;

●	variations between the stated assumptions on which forward-looking statements are based and our and RareGen’s actual experience;

●	other legislative, regulatory, economic, business, and/or competitive factors;

●	our plans to develop and commercialize our product candidates;

●	our planned clinical trials for our product candidates;

●	the timing of the availability of data from our clinical trials;

●	the timing of our planned regulatory filings;

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

●	the clinical utility of our product candidates and their potential advantages compared to other treatments;

●	our commercialization, marketing and distribution capabilities and strategy;

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

You should refer to the “Risk Factors” section of this quarterly report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including, but not limited to, the impact of the COVID-19 outbreak on our Company and our financial condition and results of operations. The forward-looking statements in this quarterly report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

 Liquidia Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash	$23,586,442	$55,796,378
Prepaid expenses and other current assets	750,023	590,251
Total current assets	24,336,465	56,386,629
Property, plant and equipment, net	7,976,411	9,253,965
Operating lease right-of-use assets, net	2,743,600	2,823,430
Other assets	378,043	378,043
Total assets	$35,434,519	$68,842,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,520,467	$3,498,043
Accrued compensation	2,141,133	3,164,687
Accrued stock offering expenses	65,000	1,289,413
Other accrued expenses	1,068,276	1,525,919
Current portion of operating lease liabilities	614,083	566,390
Current portion of finance lease liabilities	1,336,833	1,244,229
Current portion of long-term debt	5,585,636	5,585,637
Total current liabilities	13,331,428	16,874,318
Long-term operating lease liabilities	5,350,198	5,670,971
Long-term finance lease liabilities	378,547	1,056,747
Long-term debt	7,504,757	10,292,484
Total liabilities	26,564,930	33,894,520
Commitments and contingencies
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock — $0.001 par value, 60,000,000 shares authorized as of June 30, 2020 and December 31, 2019, 28,374,585 and 28,231,267 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	28,374	28,231
Additional paid-in capital	252,788,245	250,158,766
Accumulated deficit	(243,947,030)	(215,239,450)
Total stockholders’ equity	8,869,589	34,947,547
Total liabilities and stockholders’ equity	$35,434,519	$68,842,067

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$—	$8,072,120	$—	$8,072,120
Costs and expenses:
Cost of revenue	—	807,192	—	807,192
Research and development	8,490,418	10,723,591	19,313,342	21,387,894
General and administrative	5,226,264	2,408,651	9,049,460	5,430,233
Total costs and expenses	13,716,682	13,939,434	28,362,802	27,625,319
Loss from operations	(13,716,682)	(5,867,314)	(28,362,802)	(19,553,199)
Other income (expense):
Interest income	11,631	219,869	121,220	357,654
Interest expense	(211,050)	(253,720)	(465,998)	(472,410)
Total other income (expense), net	(199,419)	(33,851)	(344,778)	(114,756)
Net loss	(13,916,101)	(5,901,165)	(28,707,580)	(19,667,955)
Other comprehensive loss	—	—	—	—
Comprehensive loss	$(13,916,101)	$(5,901,165)	$(28,707,580)	$(19,667,955)
Net loss per common share:
Basic	$(0.49)	$(0.31)	$(1.01)	$(1.13)
Diluted	$(0.49)	$(0.31)	$(1.01)	$(1.13)
Weighted average common shares outstanding:
Basic	28,479,016	18,749,239	28,453,812	17,408,667
Diluted	28,479,016	18,749,239	28,453,812	17,408,667

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Technologies, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2020:

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	28,231,267	$28,231	$250,158,766	$(215,239,450)	$34,947,547
Exercise of common stock options	2,035	2	(2)	—	—
Stock-based compensation	—	—	878,963	—	878,963
Issuance of common stock under employee stock purchase plan	3,269	3	11,488	—	11,491
Issuance of common stock under stock incentive plan	702	1	(1)	—	—
Sale of common stock, net	131,425	131	725,267	—	725,398
Net loss	—	—	—	(14,791,479)	(14,791,479)
Balance as of March 31, 2020	28,368,698	$28,368	$251,774,481	$(230,030,929)	$21,771,920
Exercise of common stock options	5,184	5	25,646	—	25,651
Stock-based compensation	—	—	988,119	—	988,119
Issuance of common stock under stock incentive plan	703	1	(1)	—	—
Net loss	—	—	—	(13,916,101)	(13,916,101)
Balance as of June 30, 2020	28,374,585	$28,374	$252,788,245	$(243,947,030)	$8,869,589

For the Three and Six Months Ended June 30, 2019:

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	15,519,469	$15,520	$185,726,048	$(167,053,897)	$18,687,671
Cumulative adjustment - adoption of ASC 842	—	—	—	(602,098)	(602,098)
Exercise of common stock options	52,914	53	63,099	—	63,152
Exercise of common stock warrants	64,629	64	649	—	713
Stock-based compensation	—	—	887,022	—	887,022
Public offering of common stock, net	3,000,000	3,000	32,427,000	—	32,430,000
Public offering financing costs	—	—	(382,423)	—	(382,423)
Net loss	—	—	—	(13,766,790)	(13,766,790)
Balance as of March 31, 2019	18,637,012	$18,637	$218,721,395	$(181,422,785)	$37,317,247
Exercise of common stock options	6,430	6	30,110	—	30,116
Stock-based compensation	—	—	821,770	—	821,770
Public offering financing costs	—	—	(174,768)	—	(174,768)
Net loss	—	—	—	(5,901,165)	(5,901,165)
Balance as of June 30, 2019	18,643,442	$18,643	$219,398,507	$(187,323,950)	$32,093,200

 The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(28,707,580)	$(19,667,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,867,082	1,708,792
Depreciation and amortization	1,456,077	1,252,906
Non-cash lease expense	79,830	148,455
Amortization of discount and debt issuance costs on long-term debt	35,801	—
Non-cash interest expense	—	28,595
Changes in operating assets and liabilities:
Accounts receivable, net	—	261,117
Prepaid expenses and other current assets	(94,772)	(104,348)
Other non-current assets	—	1,437,416
Accounts payable	(749,202)	1,014,353
Accrued expenses	(137,867)	692,129
Accrued compensation	(1,023,554)	(795,317)
Deferred revenue	—	(8,071,920)
Operating lease liabilities	(273,080)	(174,096)
Net cash used in operating activities	(27,547,265)	(22,269,873)
Investing activities
Purchases of property, plant and equipment	(590,619)	(1,080,236)
Net cash used in investing activities	(590,619)	(1,080,236)
Financing activities
Principal payments on finance leases	(585,596)	(476,423)
Proceeds from issuance of long-term debt	—	5,000,000
Principal payments on long-term debt	(2,823,529)	—
Proceeds from sale of common stock, net of underwriting fees and commissions	725,398	31,872,808
Payments for offering costs	(1,425,467)	(554,507)
Proceeds from issuance of common stock under stock incentive plans	37,142	—
Proceeds from exercise of stock options and warrants	—	93,981
Net cash (used in) provided by financing activities	(4,072,052)	35,935,859
Net (decrease) increase in cash	(32,209,936)	12,585,750
Cash, beginning of period	55,796,378	39,534,985
Cash, end of period	$23,586,442	$52,120,735
Supplemental disclosure of cash flow information
Cash paid for interest	$444,210	$443,816
Cash paid for operating lease liabilities	$583,486	$509,369
Changes in purchases of property and equipment in accounts payable and accrued expenses	$412,096	$150,461
Accrued tenant improvements and receivable from landlord	$—	$592,586
Deferred offering costs incurred but not paid	$65,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Technologies, Inc.

Notes to  Consolidated Financial Statements (Unaudited)

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

Recent Developments and Subsequent Events

Proposed Acquisition of RareGen, LLC

On June 29, 2020, the Company entered into that certain Agreement and Plan of Merger with RareGen, LLC, a privately-held entity, Liquidia Corporation, a wholly-owned subsidiary of the Company (“HoldCo”), Gemini Merger Sub I, Inc., a wholly-owned subsidiary of HoldCo (“Liquidia Merger Sub”), Gemini Merger Sub II, LLC, a wholly-owned subsidiary of HoldCo (“RareGen Merger Sub”), and PBM RG Holdings, LLC, as the Members’ Representative, pursuant to which, among other things, the Company and RareGen will each become a subsidiary of HoldCo (the “Merger Transaction”). RareGen provides strategy, investment, and commercialization for rare disease pharmaceutical products. RareGen has a small, targeted sales force focused on PAH. Pursuant to a Promotion Agreement, dated as of August 1, 2018, as amended (the “Promotion Agreement”), between RareGen and Sandoz Inc. (“Sandoz”), RareGen owns the exclusive rights to conduct any and all promotional and non-promotional activities to encourage the appropriate use of the first-to-file substitutable generic of treprostinil injection for the treatment of patients with PAH in the United States. The Merger Transaction is expected to close in the second half of 2020. If the Merger Transaction is completed, (i) each share of Company common stock, $0.001 par value per share (“Company Common Stock”), whether certificated or held in book-entry form, will automatically convert into one share of HoldCo common stock, $0.001 par value per share (“HoldCo Common Stock”), (ii) each option and warrant to purchase a share of Company Common Stock will entitle the holder to purchase one share of HoldCo Common Stock, and the exercise price per share will be identical to the Company option or warrant, and (iii) each Company restricted stock unit will entitle the holder to a HoldCo restricted stock unit, each to vest and settle into a share of HoldCo Common Stock. At the effective time of the Merger Transaction, an aggregate of 6,166,666 shares of HoldCo Common Stock, including 616,666 shares of HoldCo Common Stock which will be withheld from RareGen members to secure the indemnification obligations of RareGen members (the “Holdback Shares”), will be issued to RareGen members in exchange for all of the 10,000 outstanding RareGen common units, representing all of the issued and outstanding RareGen equity. RareGen members will be entitled to receive, on a pro rata basis, any Holdback Shares remaining on March 31, 2022. Additionally, RareGen members shall be entitled to a pro rata portion of any RareGen cash at closing in excess of $1 million. RareGen members will also be entitled to receive a pro rata portion of up to an additional 2,708,333 shares of HoldCo Common Stock in the aggregate in 2022, based on the amount of 2021 net sales of the generic treprostinil product owned by Sandoz, which RareGen markets pursuant to the Promotion Agreement. The fair value of the purchase consideration, or the purchase price is currently estimated to be approximately $37.4 million based on 6,166,666 shares of HoldCo Common Stock at a per share price of $5.38, which represents the closing price of Company Common Stock on July 27, 2020, and the estimated fair value of the contingent consideration liability of $4.3 million.

Issuance of Common Stock on July 2, 2020

On June 29, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, as representative of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which 9,375,000 shares of the Company’s Common Stock were sold in an underwritten registered public offering at an offering price of $8.00 per Share (the “Offering”).

The Offering closed on July 2, 2020, and the Company received net proceeds of approximately $69.8 million from the sale of the Shares, after deducting the underwriting discounts and commissions and other offering expenses.  The Company intends to use the net proceeds from this Offering for ongoing commercial development of LIQ861, for continued development of LIQ865 and for general corporate purposes. The Company’s management will retain broad discretion over the allocation of the net proceeds.

Joinder and Second Amendment to Amended and Restated Loan and Security Agreement on July 3, 2020

On July 3, 2020, the Company, HoldCo, Liquidia Merger Sub and RareGen Merger Sub entered into a Joinder and Second Amendment (the “Second Amendment”) to Amended and Restated Loan and Security Agreement, dated as of October 26, 2018 (the “A&R LSA”), with Pacific Western Bank (“Pacific Western”), pursuant to which, among other things, (i) HoldCo, Liquidia Merger Sub and RareGen Merger Sub have executed a joinder to the A&R LSA for the purpose of acknowledging that it shall be a “Borrower” along with the Company thereunder and, in connection therewith, collaterally assign and transfer to Pacific Western, and grant the Bank a continuing security interest in, all of such parties’ now owned and existing or hereafter acquired and arising assets of “Collateral” (as defined in the A&R LSA), (ii) the Borrowers shall not make any payments pursuant to that certain Litigation Funding and Indemnification Agreement, to be entered into by and between RareGen and the Members’ Representative prior to closing the Merger Transaction, without Pacific Western’s consent unless such payments are reimbursed within 30 days and do not exceed $250,000 at any time and (iii) the definition of “Permitted Indebtedness” was amended to accommodate the transactions contemplated by the Litigation Funding and Indemnification Agreement.

2. Basis of Presentation, Significant Accounting Policies and Going Concern

Basis of Presentation and Significant Accounting Policies

The unaudited interim consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K.

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2020 compared with the significant accounting policies disclosed in Note 2 of the financial statements for the years ended December 31, 2019 and 2018.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's operations have consisted primarily of developing its technology, developing products, prosecuting its intellectual property and securing financing. The Company has incurred recurring losses and cash outflows from operations, has an accumulated deficit, and has debt principal payments that commenced in the first quarter of 2020. The Company expects to continue to incur losses in the foreseeable future and will require additional financial resources to continue to advance its products and intellectual property, in addition to repaying its maturing debt and other obligations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company believes that its existing cash will enable it to fund its operating expenses and capital expenditure requirements, make payments of interest and principal on its term loan facility with Pacific Western, and remain in compliance with its minimum cash covenant of $8.5 million pursuant to this term loan facility, into the third quarter of 2021. The Company has based these estimates on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it expects. The Company will need to raise substantial additional capital to continue its business operations and remain in compliance with the minimum cash covenant of $8.5 million on its debt during and beyond the third quarter of 2021, in addition to commercializing LIQ861, if approved. Such capital may not be available on a timely basis, on terms that are favorable to the Company, or at all.

The pandemic caused by the outbreak of the novel coronavirus, or COVID-19, and the various governmental, industry and consumer actions related thereto, could have a material and adverse effect on our business. The effect, which largely depends on future developments that cannot be accurately predicted and are uncertain, could include a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our business partners, suppliers, third-party service providers or other vendors, delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels and financial markets. As the pandemic continues to spread, we have and may continue to experience disruptions that could severely impact our business. Currently, most of our employees are working remotely, with only essential personnel working on site as needed to produce LIQ861 and prepare for a pre-approval inspection by the FDA. As a result of the pandemic, we have also paused enrollment in our hemodynamic study, which has been conducted in Europe. As such, the results for the three and six months ended June 30, 2020 may not be indicative of results for the full 2020 year.

Consolidation

The accompanying consolidated financial statements include the Company’s wholly-owned subsidiary, Liquidia Corporation, and Liquidia Corporation’s wholly owned subsidiaries, Gemini Merger Sub I, Inc. and Gemini Merger Sub II, LLC. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

Reclassifications

The Company has reclassified certain prior period amounts for comparative purposes. The Company reclassified certain prior period amounts to conform to the current period presentation, including the categorization of non-cash lease expense within the operating activities section of the Statements of Cash Flows. These reclassifications did not have any effect on the Company’s previously reported financial condition, results of operations or cash flows.

Revision of Previously Issued Financial Statements

During the three months ended June 30, 2020, the Company identified an error in the matter in which it calculated diluted weighted common shares outstanding and diluted net loss per common share. While the Company has included common stock warrants whose exercise price is de minimis in the calculation of basic weighted average common shares outstanding and basic net loss per common share, these warrants were inappropriately excluded from the calculation of diluted weighted common shares outstanding and diluted net loss per common share, which resulted in an error in those previously reported amounts for the three and six month periods ended June 30, 2019. The Company has evaluated this error and determined that this error was not material to any prior annual or interim periods.  However, the Company is revising the previously presented June 30, 2019 diluted weighted common shares outstanding and diluted net loss per common share as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	As Presented	As Revised	As Presented	As Revised

Net loss per common share: Diluted	$(0.32)	$(0.31)	$(1.14)	$(1.13)

Diluted weighted average shares outstanding	18,642,965	18,749,239	17,283,064	17,408,667

Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash to the extent of amounts recorded on the consolidated balance sheet. With regard to cash, 100% of the Company’s cash is held on deposit with Pacific Western.

Revenue Recognition

The Company may derive revenue from licensing its proprietary PRINT technology and from performing research and development services. Revenue is recognized as services are performed in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services and technology.

The Company’s research, development and licensing agreements provide for multiple promised goods and services to be satisfied by the Company and include a license to the Company’s technology in a particular field of study, participation in collaboration committees, performance of certain research and development services and obligations for certain manufacturing services.

The transaction price for these contracts includes non-refundable fees and fees for research and development services. Non-refundable up-front fees which may include, for example, an initial payment upon effectiveness of the contractual relationship or payment to secure a right for a future license, are recorded as deferred revenue and recognized into revenue over time as the Company provides the research services under the contract required to advance the products to the point where the Company is able to transfer control of the licensed technology to the customer (“Technology Transfer”). The contract consideration may also include additional non-refundable payments due to the Company based on the achievement of research, development, regulatory or commercialization milestone events. In agreements involving multiple goods or services promised to be transferred to customers, the Company must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is “distinct”), or whether such promises should be combined as a single performance obligation. As these goods and services are considered to be highly interrelated, they may be considered to represent a single, combined performance obligation. The Company includes an estimate of the probable amount of milestone payments to which it will be entitled in the transaction price. The estimate requires evaluation of factors which are outside of the Company’s control and significantly limit the Company’s ability to achieve the remaining milestone payments. Therefore, the Company has not included any future milestone payments in the transaction price allocated to research, development and licensing agreements as of June 30, 2020 or December 31, 2019. The Company revises the transaction price to include milestone payments once the specific milestone achievement is not considered to be subject to a significant reversal of revenue. At that time, the estimated transaction price is adjusted and a cumulative catch-up adjustment is recorded to adjust the amount of revenue to be recognized from the license inception to the date the milestone was deemed probable of achievement. The milestone is included with other non-refundable up-front fees and recognized into revenue over time as the Company continues to provide services under the contract through the Company’s Technology Transfer. The amount of revenue recognized is based on the proportion of total research services performed to date to the expected services to be provided through the Technology Transfer.

The estimate of the research services to be provided through the Technology Transfer requires significant judgment to evaluate assumptions regarding the level of effort required for the Company to have performed sufficient obligations for the customer to be able to utilize the licensed technology without requiring further services from the Company. If the estimated level of effort changes, the remaining deferred revenue is recognized over the revised period in which the expected research services and Technology Transfer are required. Changes in estimates occur for a variety of reasons, including but not limited to (i) research and development acceleration or delays, (ii) customer prioritization of research projects, or (iii) results of research and development activities. The Company recognizes the consideration it is entitled to receive for research and development services, which are primarily billed quarterly in arrears on a time and materials basis, as the services are performed (under a proportional performance model) and collection is reasonably assured. Additionally, any up-front or development milestone payments received are also recognized as revenue, over time, under this same proportional performance model.

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

Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three and six months ended June 30, 2020 and 2019 does not include the following common stock equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock Options	2,680,133	1,994,137	2,399,868	1,994,137
Restricted Stock Units	144,736	—	97,942	—
Total	2,824,869	1,994,137	2,497,810	1,994,137

For the three and six months ended June 30, 2020 and 2019, common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

Fair Value of Financial Instruments

The carrying values of cash and accounts payable at June 30, 2020 and December 31, 2019 approximated their fair value due to the short maturity of these instruments.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Pacific Western Bank note - A&R LSA	$—	$10,934,698	$—	$13,090,393

December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Pacific Western Bank note - A&R LSA	$—	$14,094,792	$—	$15,878,121

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

Recent Accounting Pronouncements

In October 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 ("ASU 2018-18"). The provisions of ASU 2018-18 clarify when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-18 effective January 1, 2020 and it did not have a material effect on the Company's consolidated financial statements for the three and six months ended June 30, 2020.

3. Stockholders’ Equity

Authorized Capital

As of June 30, 2020, the authorized capital of the Company consists of 70,000,000 shares of capital stock, $0.001 par value per share, of which 60,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

In March 2019, the Company closed an underwritten offering of 3,000,000 shares of its common stock at a public offering price of $11.50 per share. The gross proceeds from the offering were $34.5 million and net proceeds were $31.8 million, after deducting underwriting discounts and commissions and other offering expenses.

In August 2019, the Company entered into a sales agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company’s sole discretion, under which Jefferies will act as the Company’s agent and/or principal. The Company will pay Jefferies a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the three and six months ended June 30, 2020, the Company sold 131,425 shares of common stock for net proceeds of $0.7 million after deducting underwriting discounts and other offering expenses under the ATM Agreement.

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

Warrants

During the three and six months ended June 30, 2020 and 2019, 0 and 64,629 warrants to purchase shares of common stock were exercised, respectively. As of June 30, 2020 and December 31, 2019, there were outstanding warrants to purchase 106,274 shares of common stock with an exercise price of $0.0168 per share. The warrants expire on December 31, 2026.

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

On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan automatically increased by 620,778 shares from 1,600,000 shares to 2,220,778 shares pursuant to the Evergreen Provision. On January 1, 2020, the number of shares of common stock available for issuance under the 2018 Plan automatically increased by 1,129,250 shares from 1,287,561 shares to 2,416,811 shares pursuant to the Evergreen Provision. The 2018 Plan provides for accelerated vesting under certain change of control transactions. As of June 30, 2020, there were 1,369,553 shares of common stock available for issuance under the 2018 Plan.

The 2018 Plan replaced the 2016 and 2004 Plans as the Company’s primary long-term incentive program. The 2016 and 2004 Plans were discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2016 and 2004 Plans will continue to remain in effect in accordance with their terms. Shares that are returned under the 2016 and 2004 Plans upon cancellation, termination or otherwise of awards outstanding under the 2016 and 2004 Plans will not be available for grant under the 2018 Plan. As of June 30, 2020, the Company had reserved for issuance 697,694 shares of common stock under the 2016 Plan and 376,095 shares of common stock under the 2004 Plan, representing the remaining outstanding options granted under the 2016 and 2004 Plans.

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

The Company recorded the following share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
By Expense Category:	2020	2019	2020	2019
Research and development	$286,177	$275,245	$561,319	$547,166
General and administrative	701,942	546,525	1,305,763	1,161,626

Total stock-based compensation expense	$988,119	$821,770	$1,867,082	$1,708,792

	Three Months Ended June 30,		Six Months Ended June 30,
By Type of Award:	2020	2019	2020	2019
Stock Options	$943,648	$799,656	$1,798,418	$1,616,500
Restricted stock awards	44,471	22,114	68,664	92,292

Total stock-based compensation expense	$988,119	$821,770	$1,867,082	$1,708,792

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of June 30, 2020
	Unamortized Expense	Weighted Average Remaining Recognition Period (Years)
Stock Options	$8,658,010	2.71
Restricted Stock Units	$593,586	3.65

Stock Options

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during:

	Six Months Ended
	June 30,
	2020			2019
Expected dividend yield		—%			—%
Risk-free interest rate	0.40%	-	1.60%	1.85%	-	2.54%
Expected Volatility	87%	-	90%	83%	-	84%
Expected life (years)		6.40			6.08

As a result of using these assumptions in the Black-Scholes option-pricing model, the weighted average fair value for options granted during the six months ended June 30, 2020 and 2019 was $3.65 and $9.07 per share, respectively.

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

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2,052,976	$9.33
Granted	943,591	$5.64
Exercised	(21,230)	$3.37
Cancelled	(67,086)	$8.51
Outstanding as of June 30, 2020	2,908,251	$8.20	7.62	$5,008,675
Exercisable as of June 30, 2020	1,144,876	$8.29	6.14	$1,887,009
Vested and expected to vest as of June 30, 2020	2,629,235	$8.26	7.52	$4,337,035

The aggregate intrinsic value of stock options in the table above represents the difference between the $8.42 closing price of the Company’s common stock as of June 30, 2020 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Unit Awards

During the six months ended June 30, 2020, the Board of Directors approved grants of an aggregate of 138,614 non-performance-based RSUs to employees. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs vest over a four-year period similar to stock options granted to employees. RSUs can only be settled in shares of the Company’s common stock.

A summary of nonvested RSU awards outstanding as of June 30, 2020 and changes during the six months then ended is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value (per RSU)
Nonvested as of December 31, 2019	7,493	$28.87
Granted	138,614	3.31
Vested	(1,405)	28.87
Forfeited	(4,104)	3.31
Nonvested as of June 30, 2020	140,598	$4.42

Employee Stock Purchase Plan

On May 8, 2019, the Company’s stockholders approved the Liquidia Technologies, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2020, a total of 446,731 shares of the Company’s common stock are reserved for issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute through payroll deductions up to $25,000 per year of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods are six months each and begin in March and September of each year, with the initial offering period commencing on September 3, 2019. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the fair market value of the Company’s common stock on the last trading day of the offering period.

During the Company’s first offering period from September 1, 2019 to February 28, 2020, based upon 85% of the closing price of $4.13 on February 28, 2020, 3,269 shares were purchased based upon employee withholdings.

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

6. Revenue From Contracts With Customers

The Company derived its revenue during the six months ended June 30, 2019 primarily from licensing its proprietary PRINT technology and from performing research and development services. Revenue was recognized as services were performed in an amount that reflected the consideration the Company expected to be entitled to in exchange for those services and technology.

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

The estimate of the research services to be provided through the Technology Transfer requires significant judgment to evaluate assumptions regarding the level of effort required for the Company to have performed sufficient obligations for the customer to be able to utilize the licensed technology without requiring further services from the Company. If the estimated level of effort changes, the remaining deferred revenue is recognized over the revised period in which the expected research services and Technology Transfer are required. Changes in estimates occur for a variety of reasons, including but not limited to (i) research and development acceleration or delays, (ii) customer prioritization of research projects, or (iii) results of research and development activities. The Company recognizes the consideration it is entitled to receive for research and development services, which are primarily billed quarterly in arrears on a time and materials basis, as the services are performed (under a proportional performance model) and collection is reasonably assured. Additionally, any up-front or development milestone payments received are also recognized as revenue, over time, under this same proportional performance model.

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

In July 2018, GSK notified the Company of its plans to discontinue development of the inhaled antiviral for viral exacerbations in chronic obstructive pulmonary disease under the GSK Inhaled collaboration agreement after completion of the related Phase 1 clinical trial. In June 2019, the Company and GSK executed the third amendment to the collaboration agreement providing the Company rights to develop and commercialize additional inhaled programs at the Company’s sole cost and development. This amendment granted the Company the right to develop three additional molecular entities for application in inhaled programs using the Company’s PRINT technology and a mechanism to acquire further molecular entities for inhaled applications. New inhaled programs developed under this amendment would carry milestone and royalty payments due to GSK upon initiation of Phase 3 studies and subsequent commercialization, respectively. This amendment, among other factors including the lack of continued performance anticipated by the Company and GSK under the original agreement, led the Company to the belief that no further research and development services will be provided to GSK under the collaboration agreement and the earnings process related to the up-front and development milestone payments previously received under the collaboration agreement is completed under the proportional performance model. Therefore, the remaining deferred revenue of $8.1 million was recognized as revenue during the six months ended June 30, 2019. If GSK were to request additional services under the original agreement, which the Company believes is a remote likelihood, the Company does not expect the value of any incremental efforts that the Company might agree to perform to be material. Any potential milestone or royalty payments from the Company to GSK associated with this amendment will be recorded as operating expenses.

The following tables represent a disaggregation of revenue by each significant research, development and licensing agreement and payment type for the three and six months ended June 30, 2019:

	Revenue for the Three and Six Months Ended
	June 30, 2019 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$1,345,320	$6,726,600	$—	$8,071,920
Other	—	—	200	200
Total	$1,345,320	$6,726,600	$200	$8,072,120

Deferred Sublicense Payments

Sublicense payments to UNC are considered direct and incremental fulfillment costs of the Company’s research, development and licensing agreements as the PRINT technology resources used by the Company are continually researched by UNC. These costs are deferred and then amortized into Cost of Sales over the same estimated period of benefit as the period of the underlying revenue recognition. In conjunction with the June 2019 amendment to the GSK collaboration agreement, the balance of deferred sublicense payments were expensed to Cost of revenue in the same period.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
Lab and build-to-suit equipment	$7,587,415	$7,562,263
Office equipment	128,669	128,669
Furniture and fixtures	294,689	237,951
Computer equipment	804,046	804,046
Leasehold improvements	11,875,094	11,762,351
Construction-in-progress	91,797	91,797
Total property, plant and equipment	20,781,710	20,587,077
Accumulated depreciation and amortization	(12,805,299)	(11,333,112)
Property, plant and equipment, net	$7,976,411	$9,253,965

The Company recorded depreciation and amortization expense of $724,048 and $618,230 for the three months ended June 30, 2020 and 2019, respectively, and $1,456,077 and $1,252,906 for the six months ended June 30, 2020 and 2019, respectively.

8. Income Taxes

The Company did not record a federal or state income tax expense or benefit for the three or six months ended June 30, 2020 and 2019 as a result of the establishment of a full valuation allowance being required against the Company’s net deferred tax assets.

9. Commitments and Contingencies

Commitments

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent royalties on net sales totaling no more than $1,500,000, none of which has been earned as of June 30, 2020.

Contingencies

Merger Termination Fee and Merger Transaction Fees

In the event the Merger Agreement is terminated by the Company on account of its acceptance of a superior proposal or by RareGen, if the Company’s board of directors shall have made a change in recommendation to its stockholders following the receipt of a superior proposal, then, in the case of a termination by the Company pursuant to (i), the Company shall pay to RareGen by wire transfer a one-time termination fee equal to $7.5 million immediately before and as a condition to such termination, and in the case of a termination by RareGen pursuant to (ii), within two business days after the date of such termination.

The Company estimates it will incur $4.0 million of fees in connection with the Merger Transaction.

The Company from time-to-time is subject to claims and litigation in the normal course of business, none of which the Company believes represent a risk of material loss or exposure.

10. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2020 and December 31, 2019:

		June 30,	December 31,
	Maturity Date	2020	2019
Pacific Western Bank term loan outstanding	October 25, 2022	$13,090,393	$15,878,121
Less current portion		(5,585,636)	(5,585,637)
Long-term debt, less current portion		$7,504,757	$10,292,484

Pacific Western Bank

In January 2016 and October 2016, the Company entered into a Loan and Security Agreement (“LSA”) and an amendment, respectively, with Pacific Western. The LSA provided that the Company may borrow up to $10.0 million in three tranches of a term loan (“Term Loan”) to supplement working capital and finance facility expansion and capital equipment purchases. The Term Loan was collateralized by a lien on all assets of the Company that are not otherwise encumbered, including a negative pledge on intellectual property prohibiting its sale without Pacific Western’s consent. Amounts borrowed under the Term Loan could be repaid at any time without penalty or premium.

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

In October 2018, the Company and Pacific Western entered into the A&R LSA in which the Company received an initial tranche of $11.0 million to extinguish its existing debt of $8.0 million under the LSA, repay in full the $1.8 million in outstanding indebtedness under the UNC Promissory Note and for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term maturing in October 2022. The A&R LSA provided for access to a second tranche of up to $5.0 million available to be drawn at the Company’s option through June 30, 2019. The second tranche became accessible as a result of the full enrollment of the Company’s LIQ861 INSPIRE clinical trial, without observing any materially adverse data through the two week endpoint. The entire second tranche of $5.0 million was drawn by the Company in May 2019 bringing the total amount outstanding to $16.0 million. Both tranches required payments of interest-only through December 31, 2019.

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

In May 2019, the Company and Pacific Western entered into a First Amendment to A&R LSA to provide for a limit of $2.5 million of our capital expenditures during the year ended December 31, 2019. As of June 30, 2020, the Company was in compliance with all covenants under the A&R LSA. The Company received a waiver of covenant compliance from Pacific Western for non-timely submissions of monthly financial statements for the January and February 2020 periods.

Scheduled annual maturities of long-term debt as of June 30, 2020 are as follows:

Year ending December 31:
2020 – six months remaining	$2,823,531
2021	5,647,059
2022	4,705,881
Thereafter	—
Total	13,176,471
Less: Unamortized discount	(61,043)
Less: Unamortized debt issuance costs	(25,035)
Less: Current portion of long-term debt	(5,585,636)
Long-term debt, noncurrent	$7,504,757

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this quarterly report. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this quarterly report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our primary objective has been to pursue marketing approval of LIQ861 and to commercialize such product if approved by FDA. We will need to raise substantial additional capital to commercialize LIQ861, if approved, pursue our other research and development stage programs, and remain in compliance with the minimum cash requirement covenant on our debt. Such capital may not be available to us on a timely basis, on terms that are favorable to us, or at all.

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

Our NDA submission is based in part upon the results of our open-label Phase 3 clinical trial, INSPIRE, or Investigation of the Safety and Pharmacology of Dry Powder Inhalation of Treprostinil, for LIQ861, the initiation of which we announced in January 2018. The primary objective of the INSPIRE study was to evaluate the long-term safety and tolerability of LIQ861. The study was designed to evaluate patients who have either been under stable treatment with Tyvaso (nebulizer-delivered treprostinil) for at least three months and were transitioned to LIQ861 under the protocol, or Transition patients, or patients who had been under stable treatment with no more than two non-prostacyclin oral PAH therapies for at least three months and then had their treatment regimen supplemented with LIQ861 under the protocol, or Add-On patients. Within the INSPIRE study, 18 Transition patients were evaluated in a one-directional crossover sub-study comparing bioavailability and pharmacokinetics, or PK, of treprostinil following dosing of LIQ861 as compared with Tyvaso.

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

In August 2019, we completed the INSPIRE trial. Final enrollment in the pivotal INSPIRE trial included 121 PAH patients to assess safety and tolerability through Month 2, the primary endpoint of the trial. Of the 121 patients enrolled in the study, 55 were Transition patients and 66 were Add-On patients. Add-On patients started on a dose of 26.5 mcg of LIQ861, with most (>80%) titrating to a 79.5 mcg dose or higher within the first two months of treatment. Consistent with preliminary data presented in the second quarter of 2019, LIQ861 was observed to be well-tolerated and treatment-emergent adverse events, or TEAEs, were mostly mild to moderate in nature at Month 2 up to doses of 159 mcg of LIQ861, the highest dose studied at Month 2. Durability of therapy with LIQ861 appeared to be favorable, with 96% of Transition patients and 91% of Add-On patients remaining on study drug at the Month 2 timepoint.

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

Analysis of the exploratory endpoints from the INSPIRE study indicates that LIQ861 may provide functional and quality-of-life benefits to PAH patients in New York Heart Association, or NYHA, functional classes II and III. More than 70% of patients were able to titrate to a LIQ861 dose greater than or equal to 79.5 mcg, the LIQ861 dose-level comparable to 54 mcg of nebulized treprostinil, the maximum recommended dose in the Tyvaso® package insert. More than 95% of all patients who completed two months of treatment maintained (75.9%) or improved (20.5%) their NYHA functional class. We observed improvements in median six-minute-walk-distance (+10.1 meter increase). Quality-of-life as measured by the MLHFQ showed an improved total score (>5-point reduction), as well as improvements in both emotional and physical dimensions. We observed a greater percentage of subjects who met two or three PAH low-risk criteria at month 2 compared to baseline. We did not see clinically meaningful changes in N-terminal pro b-type natriuretic peptide (NT-proBNP). The majority of Transition patients preferred the LIQ861 dry-powder inhaler to the Tyvaso® Inhalation System.

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

Other Potential Applications of PRINT

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

Proposed Acquisition of RareGen, LLC

On June 29, 2020, we entered into that certain Agreement and Plan of Merger with RareGen, LLC, a privately-held entity, Liquidia Corporation, a wholly-owned subsidiary of our company, or HoldCo, Gemini Merger Sub I, Inc., a wholly-owned subsidiary of HoldCo, or Liquidia Merger Sub, Gemini Merger Sub II, LLC, a wholly-owned subsidiary of HoldCo, or RareGen Merger Sub, and PBM RG Holdings, LLC, as the Members’ Representative, pursuant to which, among other things, we and RareGen will each become a subsidiary of HoldCo, which we refer to as the Merger Transaction. RareGen provides strategy, investment, and commercialization for rare disease pharmaceutical products. RareGen has a small, targeted sales force focused on PAH. Pursuant to a Promotion Agreement, dated as of August 1, 2018, as amended, or the Promotion Agreement, between RareGen and Sandoz Inc., or Sandoz, RareGen owns the exclusive rights to conduct any and all promotional and non-promotional activities to encourage the appropriate use of the first-to-file substitutable generic of treprostinil injection for the treatment of patients with PAH in the United States. The Merger Transaction is expected to close in the second half of 2020. If the Merger Transaction is completed, (i) each share of common stock, $0.001 par value per share, of our company, whether certificated or held in book-entry form, will automatically convert into one share of HoldCo common stock, $0.001 par value per share, or HoldCo Common Stock, (ii) each option and warrant to purchase a share of our common stock will entitle the holder to purchase one share of HoldCo Common Stock, and the exercise price per share will be identical to the option or warrant issued by our company, and (iii) each restricted stock unit issued by our company will entitle the holder to a HoldCo restricted stock unit, each to vest and settle into a share of HoldCo Common Stock. At the effective time of the Merger Transaction, an aggregate of 6,166,666 shares of HoldCo Common Stock, including 616,666 shares of HoldCo Common Stock which will be withheld from RareGen members to secure the indemnification obligations of RareGen members, or the Holdback Shares, will be issued to RareGen members in exchange for all of the 10,000 outstanding RareGen common units, representing all of the issued and outstanding RareGen equity. RareGen members will be entitled to receive, on a pro rata basis, any Holdback Shares remaining on March 31, 2022. Additionally, RareGen members shall be entitled to a pro rata portion of any RareGen cash at closing in excess of $1 million. RareGen members will also be entitled to receive a pro rata portion of up to an additional 2,708,333 shares of HoldCo Common Stock in the aggregate in 2022, based on the amount of 2021 net sales of the generic treprostinil product owned by Sandoz, which RareGen markets pursuant to the Promotion Agreement. The fair value of the purchase consideration, or the purchase price is currently estimated to be approximately $37.4 million based on 6,166,666 shares of HoldCo Common Stock at a per share price of $5.38, which represents the closing price of our common stock on July 27, 2020, and the estimated fair value of the contingent consideration liability of $4.3 million.

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

Since our inception, we have incurred significant operating losses. Our net loss was $28.7 million for the six months ended June 30, 2020 and $47.6 million, $53.1 million and $29.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  As of June 30, 2020, we had an accumulated deficit of $243.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

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

As of June 30, 2020, we had $23.6 million of cash. On July 2, 2020, we received $69.8 million in net proceeds from the issuance of 9,375,000 shares of our common stock through a public offering. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements, make payments of interest and principal on our term loan facility with Pacific Western Bank, or PWB, and remain in compliance with the minimum cash covenant of $8.5 million pursuant to this term loan facility, into the third quarter of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

As of June 30, 2020, we do not have any material capital expenditure commitments.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our operations have consisted primarily of developing our technology, developing products, prosecuting our intellectual property and securing financing. We have incurred recurring losses and cash outflows from operations, have an accumulated deficit, and have debt principal payments that commenced in the first quarter of 2020. We expect to continue to incur losses in the foreseeable future and will require additional financial resources to continue to advance our products and intellectual property, in addition to repaying our maturing debt and other obligations. These circumstances raise substantial doubt about our ability to continue as a going concern.

Management’s plans with regard to this matter include continuing attempts to obtain additional financing to sustain our operations.  However, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us, and the failure to obtain sufficient funds on acceptable terms, when needed, could have a material adverse effect on our business, results of operations and financial condition. If sufficient financing is not obtained, this may necessitate other actions by us.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Collaborations

We recognized no revenue during the three and six months ended June 30, 2020. Revenue has been derived from collaborating with, and licensing our proprietary PRINT technology to, pharmaceutical companies, amounted to $8.1 and $2.7 million for the years ended December 31, 2019 and 2018, respectively. GlaxoSmithKline plc, or GSK, accounted for $8.1 and $0.4 million of our revenue for the years ended December 31, 2019 and 2018, respectively, or 100% and 15% respectively, of our total revenue during these years. We have received upfront fees for technology access, milestone payments, and fees to develop drug products through research and development services, such as particle formulation and manufacturing.

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

Components of Consolidated Statements of Operations

Revenue

In prior years, our revenue has been primarily derived from collaborating and licensing our proprietary PRINT technology to pharmaceutical companies. In the future, we also expect to derive our revenue from our own pharmaceutical products. We recognized no revenue during the three and six months ended June 30, 2020. We manage our operations and reporting structure under a single reportable segment.

All long-lived assets are domiciled and all revenue was earned within the United States.

Research and Development Expenses

Research and development expense consists of expenses incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:

●	expenses incurred under agreements with contract research organizations as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;

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

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. We expect that our general and administrative expenses will also increase during the second half of 2020 and during 2021 as a result of our proposed acquisition of RareGen. Additionally, when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of LIQ861.

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

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2019 Annual Report on Form 10-K. There have been no material changes during the six months ended June 30, 2020 to our critical accounting policies, significant judgments and estimates disclosed in our 2019 Annual Report on Form 10-K.

COVID-19

The pandemic caused by the outbreak of the novel coronavirus, or COVID-19, and the various governmental, industry and consumer actions related thereto, could have a material and adverse effect on our business. The effect, which largely depends on future developments that cannot be accurately predicted and are uncertain, could include a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our business partners, suppliers, third-party service providers or other vendors, delays in the conduct of our clinical trials, delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels and financial markets. As the pandemic continues to spread, we have and may continue to experience disruptions that could severely impact our business. Currently, most of our employees are working remotely, with only essential personnel working on site as needed to produce LIQ861 and prepare for a pre-approval inspection by the FDA. As a result of the pandemic, we have also paused enrollment in our hemodynamic study, which has been conducted in Europe. As such, the results for the six months ended June 30, 2020 may not be indicative of results for the full year.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 with the Three and Six Months Ended June 30, 2019

The following table summarizes the results of our operations for each of the three and six month periods ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
	(in thousands)
Revenue	$—	$8,072	$(8,072)	*	$—	$8,072	$(8,072)	*
Costs and expenses:
Cost of revenue	—	807	(807)	*	—	807	(807)	*
Research and development	8,491	10,723	(2,232)	(20.8)%	19,313	21,388	(2,075)	(9.7)%
General and administrative	5,226	2,409	2,817	117.0%	9,050	5,430	3,620	66.6%

Total costs and expenses	13,717	13,939	(222)	(1.6)%	28,363	27,625	738	2.7%

Loss from operations	(13,717)	(5,867)	(7,850)	(133.8)%	(28,363)	(19,553)	(8,810)	(45.1)%

Interest income	12	220	(208)	(94.7)%	121	358	(237)	(66.1)%
Interest expense	(211)	(254)	43	16.8%	(466)	(473)	7	1.4%

Net loss	$(13,916)	$(5,901)	$(8,015)	(135.8)%	$(28,708)	$(19,668)	$(9,040)	(46.0)%

_______________

* Not meaningful

Revenue

Revenue was $0 for the three months ended June 30, 2020, compared with $8.1 million for the three months ended June 30, 2019. Revenue during the three months ended June 30, 2019 was due to the recognition of $8.1 million of deferred revenue from the GSK ICO Agreement resulting from the third amendment to such agreement that was entered into in June 2019.

Revenue was $0 for the six months ended June 30, 2020, compared with $8.1 million for the six months ended June 30, 2019. Revenue during the six months ended June 30, 2019 was due to the recognition of $8.1 million of deferred revenue from the GSK ICO Agreement resulting from the third amendment as noted above.

Cost of Revenue

Cost of revenue was $0 for the three months ended June 30, 2020, compared to $0.8 million for the three months ended June 30, 2019.  The decrease of $0.8 million was due to the decrease in revenue. Cost of revenue represents sub-licensing fees paid to UNC when licensing revenue is recognized from the use of the intellectual property that we in-licensed from UNC.

Cost of revenue was $0 for the six months ended June 30, 2020, compared to $0.8 million for the six months ended June 30, 2019. As noted above, the decrease of $0.8 million was due to the decrease in revenue.

Research and Development Expenses

Research and development expenses were $8.5 million for the three months ended June 30, 2020 compared with $10.7 million for the three months ended June 30, 2019, a decrease of $2.2 million or 20.8%. Clinical trial related expenses decreased by $2.8 million during the three months ended June 30, 2020 compared with the three months ended June 30, 2019. This decrease was partially offset by a $0.5 million increase in consulting fees during the three months ended June 30, 2020 compared with the three months ended June 30, 2019. Research and development expenses for the three months ended June 30, 2020 consisted of $5.8 million and $0.4 million attributable to our development of LIQ861 and LIQ865, respectively, and $2.3 million from general research and development that was not directly related to LIQ861 and LIQ865. This compares with $7.4 million and $1.6 million which were attributable to our development of LIQ861 and LIQ865, respectively, and $1.7 million from general research and development that was not directly related to either LIQ861 or LIQ865 during the three months ended June 30, 2019.

Research and development expenses were $19.3 million for the six months ended June 30, 2020 compared with $21.4 million for the six months ended June 30, 2019, a decrease of $2.1 million or 9.7%. Clinical trial related expenses decreased by $2.8 million and $1.1 million of commercial costs were reclassified from R&D to G&A during the six months ended June 30, 2020 compared with the six months ended June 30, 2019. This decrease was partially offset by an increase of $1.7 million in consulting costs during the six months ended June 30, 2020 compared with the six months ended June 30, 2019. Research and development expenses for the six months ended June 30, 2020 consisted of $13.3 million and $0.8 million attributable to our development of LIQ861 and LIQ865, respectively, and $5.1 million from general research and development that was not directly related to either LIQ861 or LIQ865 during the six months ended June 30, 2020. This compares with $15.8 million and $2.3 million which were attributable to our development of LIQ861 and LIQ865, respectively, and $3.3 million from general research and development that was not directly related to either LIQ861 or LIQ865 during the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses were $5.2 million for the three months ended June 30, 2020, compared with $2.4 million for the three months ended June 30, 2019. The increase of $2.8 million, or 117.0%, was primarily due to a $1.5 million increase in legal and patent expenses due to our proposed acquisition of RareGen, our ongoing litigation with United Therapeutics and other general increases in salaries, consulting fees, audit and tax services, and recruiting expenses during the three months ended June 30, 2020 compared with the three months ended June 30, 2019. General and administrative expenses consist primarily of personnel expenses, including stock-based compensation, as well as directors and officers insurance, and fees for audit, legal, consulting and other service fees.

General and administrative expenses were $9.1 million for the six months ended June 30, 2020, compared with $5.4 million for the six months ended June 30, 2019. The increase of $3.6 million, or 66.6%, was primarily due to an increase of $1.8 million for legal and patent expenses due to the proposed RareGen merger and the United Therapeutics lawsuit and other general increases in consulting fees, audit and tax services, and consultants during the six months ended June 30, 2020 compared with the six months ended June 30, 2019.

Other Income (Expense)

Interest income was $12,000 for the three months ended June 30, 2020, compared with $220,000 for the three months ended June 30, 2019. The decrease in interest income of $208,000 was primarily due to lower interest rates in 2020 compared with 2019 and to a lesser extent, a decrease in cash balances held in interest bearing accounts during 2020 compared with 2019.

Interest income was $121,000 for the six months ended June 30, 2020, compared with $358,000 for the six months ended June 30, 2019. The decrease in interest income of $237,000 was primarily due to lower interest rates in 2020 compared with 2019 and to a lesser extent, a decrease in cash balances held in interest bearing accounts during 2020 compared with 2019.

Interest expense was $211,000 for the three months ended June 30, 2020, compared with $254,000 for the three months ended June 30, 2019. The decrease in interest expense of $43,000 was primarily due to lower levels of debt during the three months ended June 30, 2020 compared with the three months ended June 30, 2019.

Interest expense was $466,000 for the six months ended June 30, 2020, compared with $473,000 for the six months ended June 30, 2019. The decrease in interest expense of $7,000 was primarily due to lower levels of debt during the six months ended June 30, 2020 compared with the six months ended June 30, 2019.

Net Loss

Net loss was $13.9 million for the three months ended June 30, 2020, compared with $5.9 million for the three months ended June 30, 2019. The increase of $8.0 million, or 135.8%, was primarily due to zero revenue and cost of revenue recognized during the three months ended June 30, 2020 compared with $8.1 million of revenue and $0.8 million cost of revenue during the three months ended June 30, 2019. Additionally, an increase in general and administrative expenses was partially offset by a decrease in research and development expenses during the three months ended June 30, 2020 compared with the three months ended June 30, 2019. See the discussion above for further information.

Net loss was $28.7 million for the six months ended June 30, 2020, compared with $19.7 million for the six months ended June 30, 2019. The increase of $9.0 million, or 46.0%, was primarily due to zero revenue and cost of revenue recognized during the six months ended June 30, 2020 compared with $8.1 million of revenue and $0.8 million cost of revenue during the six months ended June 30, 2019. Additionally, an increase in general and administrative expenses was partially offset by a decrease in research and development expenses during the six months ended June 30, 2020 compared with the six months ended June 30, 2019. See the discussion above for further information.

Liquidity and Capital Resources

We have financed our growth and operations through a combination of funds generated from our licensing revenue, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash have been for working capital requirements and capital expenditures. As of June 30, 2020, we had a cash balance of $23.6 million, stockholders’ equity of $8.9 million and an accumulated deficit of $243.9 million.

In March 2019, we closed an underwritten follow-on offering of 3,000,000 shares of our common stock at a public offering price of $11.50 per share. The gross proceeds from the offering were $34.5 million and net proceeds were $31.8 million, after deducting underwriting discounts and commissions and other offering expenses.

In August 2019, we entered into a sales agreement, or the ATM Agreement, with Jefferies to issue and sell shares of our common stock, having an aggregate offering price of up to $40.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at our sole discretion, under which Jefferies will act as our agent and/or principal. We will pay Jefferies a commission up to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the year ended December 31, 2019, we sold 2,409,356 shares of our common stock for gross proceeds of $8.4 million and net proceeds were $8.1 million, after deducting underwriting discounts and other offering expenses under the ATM Agreement. During the six months ended June 30, 2020, we sold 131,425 shares of our common stock for net proceeds of $0.7 million, after deducting underwriting discounts and other offering expenses under the ATM Agreement.

In December 2019, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with certain institutional accredited investors, or the Purchasers, for the sale by us in a private placement, or the Private Placement, of an aggregate of 7,164,534 shares, or the Private Placement Shares, of our common stock, at a purchase price of $3.13 per Private Placement Share. The gross proceeds from the sale of the Private Placement Shares were $22.4 million and net proceeds were $21.0 million, after placement agent fees and offering expenses.

In July 2020, we closed an underwritten public offering of 9,375,000 shares of our common stock at a price of $8.00 per share. The gross proceeds from the offering were $75.0 million and net proceeds were approximately $69.8 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In October 2018, we and PWB entered into an Amended and Restated Loan and Security Agreement, or the A&R LSA, in which we received an initial tranche of $11.0 million to extinguish our then-current debt of $8.0 million under the LSA, repay in full the outstanding indebtedness under the UNC Promissory Note (as defined below) and to utilize for general corporate purposes. The indebtedness under the A&R LSA bears interest at the greater of the Prime rate or 5% and has a four-year term and maturity. The A&R LSA provided for access to a second tranche of up to $5.0 million, the full amount of which we drew in June 2019. The second tranche became accessible as a result of the full enrollment of the Company’s LIQ861 INSPIRE clinical trial, without observing any materially adverse data through the two-week endpoint. Both tranches required payments of interest-only through December 31, 2019. The A&R LSA carries a one-time success fee of $375,000 and a prepayment penalty of 1% if the drawn tranche is prepaid prior to October 27, 2020. The success fee was triggered in December 2019 by the sale of our common stock and this was recorded as interest expense of $375,000 during the year ended December 2019. The minimum cash covenant is $8.5 million. In May 2019, we and PWB entered into an amendment to the A&R LSA to, among others, amend our negative covenant related to capitalized expenditures to increase the aggregate amount of capitalized expenditures we are permitted to make without PWB’s prior written consent during the fiscal year ending December 31, 2019 from $1.25 million to $2.5 million. The Company received a waiver of covenant compliance from PWB for non-timely submissions of monthly financial statements for the February and March 2020 periods.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(27,547)	$(22,270)
Investing activities	(591)	(1,080)
Financing activities	(4,072)	35,936
Net (decrease) increase in cash	$(32,210)	$12,586

Operating Activities

Net cash used in operating activities increased $5.3 million to $27.5 million for the six months ended June 30, 2020 from $22.3 million for the six months ended June 30, 2019. The increase was mainly due to an increase in our general and administrative expenses partially offset by a decrease in our research and development expenses during the six months ended June 30, 2020 compared with 2019. For the six months ended June 30, 2020, the net cash used in operating activities of $27.5 million was comprised of operating cash outflows before working capital changes of $25.2 million and net working capital outflows of $2.3 million.

Investing Activities

Net cash used in investing activities consisting of property, plant and equipment was $0.6 million during the six months ended June 30, 2020 compared with $1.1 million during the six months ended June 30, 2019.

Financing activities

Net cash used in financing activities was $4.1 million during the six months ended June 30, 2020 compared with $35.9 million provided by financing activities during the six months ended June 30, 2019. During the six months ended June 30, 2020, we received $0.7 million from the sale of our common stock under our ATM facility, which was offset by $2.8 million in principal payments on our long-term debt, $1.4 million for expenses related to our sale of Private Placement Shares that closed in December 2019 and $0.6 million in principal payments on our finance leases. During the six months ended June 30, 2019, cash provided by financing activities consisted primarily of $31.9 million in net proceeds from a follow-on sale of our common stock and a $5.0 million draw under the A&R LSA.

Funding Requirements

We plan to focus in the near-term on the development, regulatory approval and potential commercialization of LIQ861 and LIQ865. We anticipate we will incur net losses for the next several years as we complete clinical development of these product candidates and continue research and development of additional product candidates. In addition, we plan to commercialize LIQ861, if approved, continue sales of generic Remodulin® through our RareGen acquisition, if the Merger Transaction is successfully completed, expand our corporate infrastructure and continue to invest in research and development efforts to explore additional product candidates. We may not be able to complete the development and initiate commercialization of these programs if, among others, our clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development, external research and development services, laboratory and related supplies, legal and other regulatory expenses, administrative and overhead costs and debt service. Our future funding requirements will be heavily determined by the resources needed to support development of our product candidates.

As a publicly traded company we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq Stock Market LLC, or Nasdaq, require public companies to implement specified corporate governance practices. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our current cash balance will enable us to fund our operating expenses and capital expenditure requirements and remain in compliance with the minimum cash covenant of $8.5 million pursuant to our term loan facility with PWB into the third quarter of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to complete NDA regulatory review of LIQ861 and commercialize our product candidates, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for LIQ861 or LIQ865, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, and concluded that our internal control over financial reporting was not effective as of June 30, 2020 as a result of material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of the effectiveness of our internal control over financial reporting, our management identified the following material weaknesses that existed as of June 30, 2020:

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

●

We did not design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications and data to appropriate Company personnel.

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

Remedial Actions to Address Material Weaknesses

We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls are designed appropriately and operate effectively for a reasonable period of time.  We expect to make further changes to our internal controls. The following actions have been, or are expected to be, taken to strengthen our controls and organizational structure:

•

To address issues with recent employee turnover, we have hired a new controller, senior accountant, accounting analyst and accounts payable clerk. We also plan to hire or outsource additional accounting personnel to assist with improving the internal control environment, including a manager of accounting or senior accountant and director of SEC reporting and internal control. We expect to continue to evaluate our needs for additional personnel. We plan to leverage the services of consulting firms to assist us with the strengthening and monitoring of our internal controls processes and documentation. We expect to provide enhanced training to existing and new employees in order to enhance the level of communication and understanding of controls with individuals that provide key information and perform key roles within our financial accounting and reporting group.

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

To assess the effectiveness of internal controls related to the remediation of the 2019 identified material weaknesses, we plan to implement the remediation described herein. We have engaged a large accounting firm to assist us with the remediation efforts and commenced these efforts in June 2020. We plan to provide an update on the status of our remediation activities on a quarterly basis.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of 2023; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this quarterly report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting discussed above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.

Item 1. Legal Proceedings.

On June 4, 2020, United Therapeutics Corporation, a Delaware corporation, or United Therapeutics, filed a complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-UNA), or the Hatch-Waxman Litigation, asserting infringement by us of U.S. Patent Nos. 9,604,901, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, or the ’901 Patent, and 9,593,066, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, or the ’066 Patent, relating to United Therapeutics’ Tyvaso®, a nebulized treprostinil solution for the treatment of pulmonary arterial hypertension, or PAH. On July 16, 2020, we filed an answer to United Therapeutics’ complaint and also included counterclaims of invalidity, non-infringement, and Orange Book de-listing of the ’901 Patent and ’066 Patent. United Therapeutics seeks a judgment that the asserted patents are infringed and an injunction of FDA final approval and subsequent commercial launch of LIQ861 product until after the latest to expire asserted patent. United Therapeutics’ complaint is in response to our New Drug Application, or the LIQ861 NDA, filed with the U.S. Food and Drug Administration, or the FDA, requesting approval to market LIQ861, a dry powder inhalation of treprostinil for the treatment of PAH. The LIQ861 NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso® as the reference listed drug. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving the LIQ861 NDA for up to 30 months, absent an earlier judgment unfavorable to United Therapeutics by the court. Although we believe our LIQ861 dry powder inhaler for the treatment of PAH is highly differentiated from Tyvaso®, since we are seeking approval of the LIQ861 NDA under the 505(b)(2) regulatory pathway, the LIQ861 NDA is subject to the provisions of the Hatch-Waxman Act.

On July 21, 2020, the U.S. Patent and Trademark Office, or the USPTO, issued U.S. Patent No. 10,716,793, or the “793 Patent”, entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. On July 22, 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of LIQ861. The infringement allegation of the ‘793 Patent is separate from the 30-month regulatory stay on final approval of the NDA for LIQ861, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. We are required to make a certification with respect to the ‘793 Patent in our NDA for LIQ861.

On July 30, 2020, Judge Andrews, presiding over the Hatch-Waxman Litigation, conducted a scheduling conference and set a claim construction hearing in May 2021 and set the trial to begin in March 2022.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO. One petition is for inter partes review of the ‘901 Patent and a second petition is for inter partes review of the ‘066 Patent”, both of which are owned by United Therapeutics Corporation, or United Therapeutics. We are seeking a determination that the claims in the ‘066 Patent and the ‘901 Patent are invalid. Both the ‘066 Patent and the ‘901 Patent are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. A determination by the PTAB to institute the petitions is expected early in the fourth quarter of 2020, and a final written decision determining the validity of the challenged claims of the ‘066 Patent and the ‘901 Patent, if the petitions are instituted by the PTAB, is expected within 12 months from institution.

We may become subject to additional legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, except as disclosed herein, there are currently no claims that would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to the Merger Transaction

We may not achieve the benefits expected from the proposed acquisition of RareGen, LLC, or RareGen, by way of merger, or the Merger Transaction, pursuant to that certain Agreement and Plan of Merger, dated as of June 29, 2020, by and among our company, Liquidia Corporation, or HoldCo, RareGen and certain other parties thereto, or the Merger Agreement, which may harm our business and could result in the loss of key suppliers, licensees, collaborators, business partners and personnel.

Achieving the benefits of the Merger Transaction will depend in part on the successful integration of the technology, platforms, capabilities, operations and personnel of our company and RareGen in a timely and efficient manner to minimize the impact on suppliers, licensees, collaborators, business partners, employees and management. The integration of our company and RareGen will be a complex, time-consuming and expensive process and may harm our business, financial condition and results of operations. The challenges involved in this integration include, but are not limited to, the following:

●	retaining existing suppliers, licensees, collaborators and business partners of both our company and RareGen;

●	retaining and integrating directors, executive management and other key employees of both our company and RareGen;

●	onboarding RareGen employees to our company’s benefit plans and payroll;

●	managing the RareGen field sales team;

●	consolidating the companies’ promotional, sales and commercialization efforts so that the industry receives useful information about HoldCo’s product candidates and services;

●	identifying and eliminating redundant operations and assets;

●	coordinating research and development activities to integrate existing technologies and enhance introduction of new products and technologies;

●	persuading employees that the business cultures of our company and RareGen are compatible; and

●

maintaining and upgrading uniform standards, controls, procedures and policies for compliance with rules and regulations customary in our line of business, including but not limited to federal and state healthcare requirements and internal controls and procedures that we will be required to maintain under the Sarbanes-Oxley Act of 2002.

We cannot assure you that we can successfully integrate our business with that of RareGen in a timely manner or that all or any of the anticipated benefits of the Merger Transaction will be realized.

The Merger Transaction involves the integration of two companies that previously have operated independently. Risks to the successful integration of the two companies include:

●	the impairment of relationships with employees, suppliers, licensees, collaborators and business partners;

●	the potential disruption of our business and distraction of our management;

●	the difficulty of incorporating acquired technology, platforms and relationships from RareGen into our offerings;

●

not achieving expected synergies as a result of a number of factors, including, but not limited to, the failure of the FDA to timely approve our NDA for LIQ861 and/or the failure of Sandoz Inc.’s treprostinil pursuant to the Promotion Agreement between RareGen and Sandoz Inc. to be administered subcutaneously; and

●	unanticipated expenses related to integration of the two companies.

We may not succeed in addressing these risks or any other problems encountered in connection with the Merger Transaction.

Any delay in completing the Merger Transaction may reduce or eliminate the benefits expected to be achieved thereunder.

The Merger Transaction is subject to a number of conditions beyond our and RareGen’s control that may prevent, delay or otherwise materially adversely affect its completion. Neither we nor RareGen can predict whether and when these conditions will be satisfied. Any delay in completing the Merger Transaction could cause us not to realize some or all of the operational and revenue synergies and other benefits that we and RareGen expect to achieve if the merger is successfully completed within its expected time frame.

We may incur substantial transaction fees and merger-related costs in connection with the Merger Transaction.

We expect to incur a number of substantial expenses, totaling approximately $4 million, associated with completing the Merger Transaction, including the costs and expenses of filing, printing and mailing the notice of internet availability of the definitive proxy statement/prospectus and all filing and other fees paid to the SEC and Nasdaq in connection with the Merger Transaction, investment banking fees and expenses, and combining the operations of the two companies. While we have assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. Additional unanticipated costs may be incurred in the integration of the businesses of our company and RareGen, and such costs could become substantial. Although it is expected that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, if the Merger Transaction is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger Transaction. These costs could adversely affect our financial condition and results of operations prior to the Merger Transaction and of HoldCo following completion of the Merger Transaction.

Our stockholders may not realize a benefit from the Merger Transaction commensurate with the ownership dilution they will experience in connection with the Merger Transaction.

If we are unable to realize the strategic and financial benefits currently anticipated from the Merger Transaction, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect our business, financial results, financial condition and stock price following completion of the Merger Transaction. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

We and RareGen will be subject to business uncertainties and contractual restrictions while the Merger Transaction is pending that may cause disruption from the transaction and may make it more difficult to maintain relationships with employees, suppliers, business partners or licensees.

Uncertainties about the effect of the Merger Transaction on employees, suppliers, business partners, licensees and other persons with whom we or RareGen has a business relationship may have an adverse effect on our business or RareGen prior to the Merger Transaction and on HoldCo following completion of the Merger Transaction. In connection with the pendency of the Merger Transaction, as well as during times of significant change and uncertainty such as the period following completion of the Merger Transaction, suppliers, business partners, licensees and other persons with whom we or RareGen have a business relationship may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships with our company or RareGen, or take other actions as a result of the Merger Transaction that could negatively affect our or RareGen’s respective revenue, earnings and cash flows, as well as the market price or fair market value of their respective securities. The ability of us or RareGen to raise additional capital through the debt markets, and the associated borrowing costs, may also be negatively impacted. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of us or RareGen, including an adverse effect on HoldCo’s ability to realize the expected cost savings and other benefits of the Merger Transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger Transaction or termination of the Merger Agreement.

Employee execution of retention agreements and recruitment of additional employees may be particularly challenging prior to the completion of the Merger Transaction, as employees and prospective employees may experience uncertainty about their future roles with HoldCo. If, despite our or RareGen’s retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with either company because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our and RareGen’s financial results could be adversely affected. Furthermore, HoldCo’s operational and financial performance following completion of the Merger Transaction could be adversely affected if it is unable to retain key employees and skilled workers of our company or RareGen. The loss of the services of key employees and skilled workers and their experience and knowledge regarding our or RareGen’s businesses could adversely affect HoldCo’s future operating results and successful ongoing operation of the business.

During the pendency of the Merger Transaction, we may not be able to enter into a business combination with another party because of restrictions in the Merger Agreement.

Covenants in the Merger Agreement impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Merger Transaction, even if such transactions might be favorable to our stockholders. As a result, if the Merger Transaction is not completed, we may be at a disadvantage to our competitors. In addition, while the Merger Agreement is in effect and subject to limited exceptions, we are discouraged from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a strategic collaboration agreement involving LIQ861, or a sale of our assets, an acquisition of our common stock, a tender offer for our common stock, a merger or other business combination outside the ordinary course of business, as the termination of the Merger Agreement of (i) by us if our board of directors decides to accept a superior proposal or (ii) by RareGen if our board of directors changes its recommendation following the receipt of an alternative proposal would result in us paying to RareGen a termination fee of  $7.5 million.

The future results of HoldCo will suffer if HoldCo does not effectively manage its expanded operations following the completion of the Merger Transaction.

Following the completion of the Merger Transaction, the size and complexity of HoldCo’s business will increase beyond the current size of either our or RareGen’s business. HoldCo’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. If HoldCo is unsuccessful in managing its integrated operations, or if it does not realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger Transaction, HoldCo’s operations and financial condition could be adversely affected and it may not be able to take advantage of business development opportunities.

Our internal financial forecasts regarding RareGen may not prove accurate.

In connection with the Merger Transaction, our management prepared internal, stand-alone, pre-transaction financial forecasts of RareGen. These forecasts are based on numerous variables and assumptions that are inherently uncertain and are beyond our control, including assumptions with respect to macro-economic trends, interest rates and anticipated growth rates, and is not necessarily indicative of what RareGen’s actual results of operations, cash flows or financial position would be on the dates indicated. The assumptions used in preparing these forecasts may not prove to be accurate and other factors may affect HoldCo’s actual results and financial condition after the completion of the Merger Transaction, which may cause HoldCo’s actual results and financial condition to differ materially from our estimates contained in the unaudited prospective financial information for RareGen. These forecasts were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all, or within projected timeframes. The failure of our or RareGen’s businesses to achieve projected results could have a material adverse effect on the price of HoldCo common stock, HoldCo’s financial position, and HoldCo’s operating results and cash flows.

The Merger Agreement may be terminated in accordance with its terms and the Merger Transaction may not be completed.

We and RareGen may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger Transaction is not completed by December 31, 2020. In addition, if the Merger Agreement is terminated (i) by us if our board of directors decides to accept a superior proposal or (ii) by RareGen if our board of directors changes its recommendation to our stockholders following receipt of an alternative proposal, then we shall pay to RareGen a termination fee of  $7.5 million.

In addition, although Neal Fowler, Canaan VIII L.P., Eshelman Ventures, LLC and Fredric N. Eshelman and an additional large institutional investor of our company have agreed to vote their shares of our common stock in favor of the approval of the Merger Agreement and the Merger Transaction, pursuant to separate Support Agreements, this obligation will terminate if the Merger Agreement is validly terminated.

Risks Related to our Financial Position and Need for Additional Capital

Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.

Our consolidated financial statements for the six months ended June 30, 2020 include a statement that our recurring losses and cash outflows from operations, our accumulated deficit and our debt maturing within twelve months raise substantial doubt about our ability to continue as a going concern. As of June 30, 2020, we had $23.6 million of cash. Subsequent to the close of the second quarter, we raised $75.0 million of gross proceeds through an underwritten public offering of our common stock that closed on July 2, 2020. We believe that our existing cash, including the proceeds of this public offering, will enable us to fund our operating expenses and capital expenditure requirements, make payments of interest and principal on our term loan facility with Pacific Western Bank, or PWB, and remain in compliance with the minimum cash covenant of $8.5 million pursuant to this term loan facility, into the third quarter of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we are unable to obtain sufficient funding or execute on strategic initiatives to generate sufficient cash, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future financial statements may also include statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We have a history of losses, have not commenced commercial operations to date and our future profitability is uncertain.

We have incurred net losses of $28.7 million during the six months ended June 30, 2020 and $47.6 million, $53.1 million and $29.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. We also had negative operating cash flows for each of these periods. As of June 30, 2020, we had an accumulated deficit of $243.9 million.

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

We are party to a licensing agreement with GSK pursuant to which GSK has exercised an option to exclusively license our PRINT technology for applications in certain inhaled therapies, or the GSK ICO Agreement. We previously entered into a separate licensing agreement with GSK relating to the field of vaccines, which lapsed in April 2016. We have historically received a significant portion of our revenue from GSK pursuant to these licensing agreements. We recorded no revenue attributable to our collaboration and licensing agreements with GSK during the six months ended June 30, 2020. For the year ended December 31, 2019, our revenue attributable to our collaboration and licensing arrangements with GSK, which included a combination of billings for particle formulations, manufacturing, milestone payments and amortization of deferred revenue from up-front fees, accounted for 100% of our total revenue.

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

We expect to use the net proceeds of our July 2020 public offering and prior public and private equity offerings for ongoing commercial development of LIQ861, for continued development of LIQ865 and for general corporate purposes. The net proceeds are not being used to fund the acquisition of RareGen and we do not expect to use any material proceeds from this offering to fund the operations of RareGen. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our July 2020 equity offering, our December 2019 private placement, recent issuances under our ATM facility, our March 2019 follow-on equity offering and our July 2018 initial public offering, as well as other past transactions, we believe that we have already triggered an “ownership change” limitation, or will likely trigger an “ownership change” following the consummation of the Merger Transaction. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and research and development tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

In December 2017, the TCJA was enacted into law. The TCJA includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide system to a territorial tax system. For taxpayers with revenue over a certain threshold, the TCJA also limits interest expense deductions to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The TCJA permits disallowed interest expense to be carried forward indefinitely. We calculated our best estimate of the impact of the TCJA in our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the TCJA and guidance available at the time. The overall impact of the TCJA resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of $14.1 million. We completed our accounting for the TCJA during the third quarter of 2018. No changes to the provisional amounts as of December 31, 2017 were recorded. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Related to the Commercialization of our Product Candidates

United Therapeutics has initiated a lawsuit against us in which it claims that LIQ861 is infringing three of its patents, which may result in our company being delayed in its efforts to commercialize LIQ861.

We are developing LIQ861 under the 505(b)(2) regulatory pathway with Tyvaso® as the reference listed drug. Accordingly, under the Hatch-Waxman Amendments to the Food, Drug and Cosmetic Act, we were required to, in the NDA for LIQ861, certify that patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the “Orange Book”, for Tyvaso are invalid, unenforceable or will not be infringed by the manufacture, use or sale of LIQ861. Two of these patents are U.S. Patent No. 9,604,901, or the ‘901 Patent, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, and U.S. Patent No. 9,593,066, or the ‘066 Patent”, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, both of which are owned by United Therapeutics. A notice of the paragraph IV certification was required to be provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for LIQ861 refers. On June 4, 2020, United Therapeutics, as the holder of such patents, asserted a patent challenge directed to the ‘901 Patent and the ‘066 Patent by filing a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-UNA), or the Hatch-Waxman Litigation, thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for LIQ861. As a result of United Therapeutics’ patent challenge, the FDA is prohibited from approving the NDA for LIQ861 until the earliest to occur of the expiration of the 30-month stay, expiration of the ‘901 Patent and ‘066 Patent, settlement of the lawsuit or a decision in the infringement suit that is favorable to us as the NDA applicant. Accordingly, we may be subject to significant delay and incur substantial costs in litigation before we are able to commercialize LIQ861, if at all.

On July 21, 2020, the U.S. Patent and Trademark Office, or the USPTO, issued U.S. Patent No. 10,716,793, or the “793 Patent”, entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. On July 22, 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of LIQ861. The infringement allegations of the ‘793 Patent is separate from the 30-month regulatory stay on final approval of the NDA for LIQ861, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. We are required to make a certification with respect to the ‘793 Patent in our NDA for LIQ861.

On July 30, 2020, Judge Andrews, presiding over the Hatch-Waxman Litigation, conducted a scheduling conference and set a claim construction hearing on May 24, 2021 and set the trial to begin on March 28, 2022.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the USPTO. One petition is for inter partes review of the ‘901 Patent and a second petition is for inter partes review of the ‘066 Patent, both of which are owned by United Therapeutics. We are seeking a determination that the claims in the ‘066 Patent and the ‘901 Patent are invalid. Both the ‘066 Patent and the ‘901 Patent are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. A determination by the PTAB to institute the petitions is expected early in the fourth quarter of 2020, and a final written decision determining the validity of the challenged claims of the ‘066 Patent and the ‘901 Patent, if the petitions are instituted by the PTAB, is expected within 12 months from institution.

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

While EXPAREL is currently the only direct competitor to LIQ865 on the market, in October 2018 Heron Therapeutics, Inc., or Heron, announced the submission of its NDA to the FDA for HTX-011, an investigational long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. HTX-011 was granted both breakthrough therapy and fast track designations from the FDA as well as priority review by the FDA. On May 1, 2019, Heron announced that it received a complete response letter, or CRL, for HTX-011 from the FDA. On October 1, 2019, Heron announced that it had resubmitted its NDA for HTX-011 to the FDA and expected a six-month review. On June 26,, 2020, Heron announced that it received a CRL from the FDA for HTX-011. In addition to Heron, Durect Corporation and Innocoll Holdings plc each also have products in clinical development that are potential competitors to LIQ865.

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

Disruptions at the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including global pandemics, natural disasters, geopolitical actions, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in December 2019, a novel strain of COVID-19, or coronavirus, was reported to have surfaced in Wuhan, China and has become a global pandemic as of the date of this Quarterly Report on Form 10-Q. The full impact of the coronavirus is unknown and rapidly evolving. For example, after generally suspending in-person inspections due to COVID-19, the FDA recently announced it would resume domestic facility inspections, although the agency continues its general suspension of foreign facility inspections (although “mission-critical” inspections may be considered on a case-by-case basis). Because of the global pandemic, decision-making around facility inpsections by the FDA (including preapproval inspections) continues to evolve. Additionally, over the last several years, including from December 22, 2018 until January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, prolonged government disruptions, global pandemics and other natural disasters or geopolitical actions could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.

Our business and operations are likely to be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States that, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel.

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and our research and development activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, although our employees are accustomed to working remotely, changes in internal controls due to remote work arrangements may result in control deficiencies in the preparation of our financial reports, which could be material. Currently, most of our employees are working remotely, with only essential personnel working on site as needed to produce LIQ861 and prepare for a pre-approval inspection by the FDA.

Such orders may also impact personnel at third-party contract research organizations that conduct clinical trials or research activities, which could impact our ability to continue or commence such activities, or contract manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities. For example, as a result of the pandemic, we have paused enrollment in our hemodynamic study, which has been conducted in Europe.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this prospectus supplement, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section and the “Risk Factors” sections of the documents incorporated by reference herein.

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

We do not have any products approved for marketing in any jurisdiction and we have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to our product candidates, LIQ861, a proprietary inhaled dry powder formulation of treprostinil for the treatment of pulmonary arterial hypertension, or PAH, and LIQ865, a sustained-release formulation of bupivacaine for the management of local post-operative pain. We do not anticipate generating revenue from sales of LIQ861 until 2021 at the earliest, if ever.

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

LIQ861, for which we submitted an NDA, requires regulatory review, and, subject to feedback from the FDA, may require additional clinical testing and data analysis. LIQ865, for which we have only completed Phase 1 studies, requires additional clinical testing, data analysis, and regulatory review. Clinical trials and data analysis can be expensive, time-consuming and difficult to design and implement. If we are unsuccessful in obtaining regulatory approval for LIQ861 or LIQ865, or any of our product candidates do not provide positive results, we may be required to delay or abandon development of such product, which would have a material adverse impact on our business.

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

If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon our development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Any serious adverse or undesirable side effects identified during the development of our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenue from their sale. In addition, if any of our product candidates receive regulatory approval and we or others later identify undesirable adverse effects caused by the product, we could face one or more of the following consequences:

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

We depend on third-party suppliers for clinical and commercial supplies for the supply of materials and components necessary for clinical and commercial production of LIQ861, including the active pharmaceutical ingredients which are used in our product candidates. These supplies may not always be available to us at the standards we require or on terms acceptable to us, or at all, and we may not be able to locate alternative suppliers in a timely manner, or at all. If we are unable to obtain necessary clinical or commercial supplies, our manufacturing operations and clinical trials and the clinical trials of our collaborators may be delayed or disrupted and our business and prospects may be materially and adversely affected as a result.

For example, we currently rely on a sole supplier for treprostinil, the active pharmaceutical ingredient of LIQ861, which sources treprostinil from a manufacturer in South Korea. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise default on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. Furthermore, LIQ861 is administered using the RS00 Model 8 DPI, or dry powder inhaler, which is manufactured by Plastiape S.p.A., or Plastiape, which is located in Italy. We also rely on a sole supplier for encapsulation and packaging services. We purchase treprostinil, our DPI supply and encapsulation and packaging services pursuant to purchase orders and do not have long-term contracts with these suppliers. In the event of any prolonged disruption to our supply of treprostinil, the manufacture and supply of RS00 Model 8 DPI or encapsulation and packaging services, our ability to develop and commercialize, and the timeline for commercialization of, LIQ861 may be adversely affected.

Additionally, in December 2019, a novel strain of COVID-19, or coronavirus, was reported to have surfaced in Wuhan, China and has become a global pandemic as of the date of this Quarterly Report on Form 10-Q. The full impact of the coronavirus is unknown and rapidly evolving. Both South Korea, the country from which our supplier sources treprostinil, and Italy, the country in which Plastiape is headquartered, have had significant outbreaks of this disease, which, in the case of Italy, led to a lockdown of the entire country. The extent to which the coronavirus impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates (or for pre-approval inspections, if required in order for FDA to obtain sufficient assurance or verification of compliance with good manufacturing practice regulations) will depend on the severity, location and duration of the spread of the coronavirus, and the actions undertaken to contain the coronavirus or treat its effects.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. On June 4, 2020, United Therapeutics, as the holder of such patents, asserted a patent challenge directed to the Orange Book listed patents by filing a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-UNA), thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for LIQ861. As a result of United Therapeutics’ patent challenge, the FDA is prohibited from approving the NDA for LIQ861 until the earliest to occur of the expiration of the 30-month stay, expiration of the Orange Book listed patents, settlement of the lawsuit or a decision in the infringement suit that is favorable to us as the NDA applicant. Accordingly, we may be subject to significant delay and incur substantial costs in litigation before it is able to commercialize LIQ861, if at all.

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

Our commercial success depends, in large part, on our ability to obtain and maintain patent protection and trade secret protection in the United States and elsewhere in respect of our product candidates and PRINT technology. If we fail to adequately protect our intellectual property rights, our competitors may be able to erode, negate or preempt any competitive advantage we may have. To protect our competitive position, we have filed and will continue to file for patents in the United States and elsewhere in respect of our product candidates and PRINT technology. The process of identifying patentable subject matter and filing a patent application is expensive and time-consuming. We cannot assure you that we will be able to file the necessary or desirable patent applications at a reasonable cost, in a timely manner, or at all. Further, since certain patent applications are confidential until patents are issued, third parties may have filed patent applications for subject matters covered by our pending patent applications without us being aware of such applications, and our patent applications may not have priority over patent applications of others. In addition, we cannot assure you that our pending patent applications will result in patents being obtained. Once published, all patent applications and publications throughout the world, including our own, become prior art to our new patent applications and may prevent patents from being obtained or interfere with the scope of patent protection that might be obtained. The standards that patent offices in different jurisdictions use to grant patents are not always applied predictably or uniformly and may change from time to time.

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

We intend to seek extensions of patent terms in the United States and, if available, in other countries where we prosecute patents. In the United States, the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, as amended, or the Hatch-Waxman Act, permits patent owners to request a patent term extension, based on the regulatory review period for a product, of up to five years beyond the normal expiration of the patent, which is limited to one patent claiming the approved drug product or use in an indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO, in the United States, and comparable regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or grant more limited extensions than we had requested. In such event, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our preclinical and clinical data in their marketing approval applications with the FDA to launch their drug product earlier than might otherwise be the case.

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

European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the European Union, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the European Union General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

As of July 31, 2020, 37,749,890 shares of our common stock were outstanding, of which 32,818,005 shares of common stock, or 86.9% of our outstanding shares as of July 31, 2020, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. The resale of the remaining 4,931,885 shares held by our stockholders is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of July 31, 2020, the holders of approximately 1.9 million shares, or 5.0%, of our outstanding shares as of July 31, 2020, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 21.6% of our capital stock as of July 31, 2020, of which 3.1% are beneficially owned by our executive officers and directors. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of the Board, and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

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

●

We did not design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of our consolidated financial statements.  Specifically, we did not design and maintain effective user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications and data to appropriate Company personnel.

These material weaknesses did not result in a material misstatement of the annual or interim financial statements. However, these material weaknesses could result in a misstatement of the relevant account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) the last day of 2023, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

2.1

Agreement and Plan of Merger, dated as of June 29, 2020, by and among Liquidia Technologies, Inc., RareGen, LLC, Liquidia Corporation, Gemini Merger Sub I, Inc., Gemini Merger Sub II, LLC and PBM RG Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to Liquidia Corporation’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

2.2

Limited Waiver and Modification to Agreement and Plan of Merger, dated as of August 3, 2020, by and among Liquidia Technologies, Inc., RareGen, LLC, Liquidia Corporation, Gemini Merger Sub I, Inc., Gemini Merger Sub II, LLC and PBM RG Holdings, LLC (incorporated herein by reference to Exhibit 2.2 to Liquidia Corporation’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Liquidia Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2020).

10.1

Support Agreement by and among Liquidia Corporation, Liquidia Technologies, Inc., RareGen, LLC and Neal F. Fowler, dated as of June 29, 2020 (incorporated herein by reference to Exhibit 10.1 to Liquidia Corporation’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.2

Support Agreement by and among Liquidia Corporation, Liquidia Technologies, Inc., RareGen, LLC and Canaan VIII L.P., dated as of June 29, 2020 (incorporated herein by reference to Exhibit 10.2 to Liquidia Corporation’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.3

Support Agreement by and among Liquidia Corporation, Liquidia Technologies, Inc., RareGen, LLC and Eshelman Ventures, LLC and Fredric N. Eshelman, dated as of June 29, 2020 (incorporated herein by reference to Exhibit 10.3 to Liquidia Corporation’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.4

Support Agreement by and among Liquidia Corporation, Liquidia Technologies, Inc., RareGen, LLC and New Enterprise Associates 12, Limited Partnership and NEA Ventures 2006 Limited Partnership, dated as of June 29, 2020 (incorporated herein by reference to Exhibit 10.4 to Liquidia Corporation’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.5

Cooperation Agreement by and among Liquidia Corporation, Liquidia Technologies, Inc., PBM Capital Finance, LLC and PD Joint Holdings, LLC Series 2016-A, dated as of June 29, 2020 (incorporated herein by reference to Exhibit 10.5 to Liquidia Corporation’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.6

Cooperation Agreement by and among Liquidia Corporation, Liquidia Technologies, Inc. and Serendipity BioPharma LLC, dated as of June 29, 2020 (incorporated herein by reference to Exhibit 10.6 to Liquidia Corporation’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.7

Form of Lock-Up Agreement by and among Liquidia Corporation, Liquidia Technologies, Inc. and each of the RareGen members party thereto (incorporated herein by reference to Exhibit 10.7 to Liquidia Corporation’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.8

Joinder and Second Amendment to Amended and Restated Loan and Security Agreement, effective as of July 3, 2020, by and among Liquidia Corporation, Gemini Merger Sub I, Inc., Gemini Merger Sub II, LLC, Liquidia Technologies, Inc. and Pacific Western Bank (incorporated herein by reference to Exhibit 10.17 to Liquidia Corporation’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

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

101*

The following materials from Liquidia Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL) filed electronically herewith: (i) Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019 and (v) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDIA TECHNOLOGIES, INC.
DATE: August 10, 2020	By:	/s/ Neal F. Fowler
Neal F. Fowler
Chief Executive Officer

LIQUIDIA TECHNOLOGIES, INC.
DATE: August 10, 2020	By:	/s/ Richard D. Katz, M.D.
Richard D. Katz, M.D.
Chief Financial Officer