Form 10-Q
period 2020-09-30
Liquidia Technologies Inc
filed 2020-11-06
CIK 1330436

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2020

or

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

As of November 2, 2020, there were 37,752,882 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●

those identified and disclosed in our public filings with the SEC, including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including potential FDA approval of the January 2020 filing of our New Drug Application, or NDA, for LIQ861; (ii) the timeline or outcome related to our current patent litigation with United Therapeutics pending in the U.S. District Court for the District of Delaware or its inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office; (iii) our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, liquidity and capital or financial markets; and (iv) our ability to continue operations as a going concern without obtaining additional funding;

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

●	possible disruptions from the proposed Merger Transaction that could harm our or RareGen’s business, including current plans and operations;

●	the ability of us or RareGen to retain, attract and hire key personnel;

●	prevailing economic, market and business conditions;

●	the cost and availability of capital and any restrictions imposed by lenders or creditors;

●	changes in the industry in which we or RareGen operate;

●	the failure to renew, or the revocation of, any license or other required permits;

●	unexpected charges or unexpected liabilities arising from a change in accounting policies, or the effects of acquisition accounting varying from our expectations;

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

You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including, but not limited to, the impact of the COVID-19 outbreak on our Company and our financial condition and results of operations. The forward-looking statements in this Quarterly Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us”, “our” and the “Company” refer to Liquidia Technologies, Inc., a Delaware corporation.

Liquidia Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash	$79,551,041	$55,796,378
Prepaid expenses and other current assets	1,095,331	590,251
Total current assets	80,646,372	56,386,629
Property, plant and equipment, net	7,388,376	9,253,965
Operating lease right-of-use assets, net	2,698,344	2,823,430
Other assets	378,043	378,043
Total assets	$91,111,135	$68,842,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,414,978	$3,498,043
Accrued compensation	2,068,480	3,164,687
Accrued stock offering expenses	—	1,289,413
Other accrued expenses	1,409,976	1,525,919
Current portion of operating lease liabilities	638,862	566,390
Current portion of finance lease liabilities	1,113,670	1,244,229
Current portion of long-term debt	5,585,636	5,585,637
Total current liabilities	14,231,602	16,874,318
Long-term operating lease liabilities	5,183,539	5,670,971
Long-term finance lease liabilities	310,513	1,056,747
Long-term debt	6,104,374	10,292,484
Total liabilities	25,830,028	33,894,520
Commitments and contingencies
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019, 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock — $0.001 par value, 60,000,000 and 40,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively, 37,752,261 and 28,231,267 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	37,752	28,231
Additional paid-in capital	324,159,065	250,158,766
Accumulated deficit	(258,915,710)	(215,239,450)
Total stockholders’ equity	65,281,107	34,947,547
Total liabilities and stockholders’ equity	$91,111,135	$68,842,067

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$8,072,120
Costs and expenses:
Cost of revenue	—	—	—	807,192
Research and development	7,660,979	10,942,561	26,974,320	32,330,454
General and administrative	7,151,788	2,377,687	16,201,249	7,807,920
Total costs and expenses	14,812,767	13,320,248	43,175,569	40,945,566
Loss from operations	(14,812,767)	(13,320,248)	(43,175,569)	(32,873,446)
Other income (expense):
Interest income	34,633	162,207	155,852	519,861
Interest expense	(190,546)	(265,018)	(656,543)	(737,429)
Total other income (expense), net	(155,913)	(102,811)	(500,691)	(217,568)
Net loss and comprehensive loss	$(14,968,680)	$(13,423,059)	$(43,676,260)	$(33,091,014
Net loss attributable to common stockholders, basic and diluted	$(0.40)	$(0.72)	$(1.38)	$(1.85)
Weighted average common shares outstanding, basic and diluted	37,755,472	18,757,166	31,576,992	17,856,826

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Technologies, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019:

For the Three and Nine Months Ended September 30, 2020:

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	28,231,267	$28,231	$250,158,766	$(215,239,450)	$34,947,547
Exercise of common stock options	2,035	2	(2)	—	—
Stock-based compensation	—	—	878,963	—	878,963
Issuance of common stock under employee stock purchase plan	3,269	3	11,488	—	11,491
Issuance of common stock under stock incentive plan	702	1	(1)	—	—
Sale of common stock, net	131,425	131	725,267	—	725,398
Net loss	—	—	—	(14,791,479)	(14,791,479)
Balance as of March 31, 2020	28,368,698	$28,368	$251,774,481	$(230,030,929)	$21,771,920
Exercise of common stock options	5,184	5	25,646	—	25,651
Stock-based compensation	—	—	988,119	—	988,119
Issuance of common stock under stock incentive plan	703	1	(1)	—	—
Net loss	—	—	—	(13,916,101)	(13,916,101)
Balance as of June 30, 2020	28,374,585	$28,374	$252,788,245	$(243,947,030)	$8,869,589
Exercise of common stock options	153	—	273	—	273
Stock-based compensation	—	—	1,081,000	—	1,081,000
Issuance of common stock under employee stock purchase plan	1,821	2	7,923	—	7,925
Issuance of common stock under stock incentive plan	702	1	(1)	—	—
Sale of common stock, net	9,375,000	9,375	70,281,625	—	70,291,000
Net loss	—	—	—	(14,968,680)	(14,968,680)
Balance as of September 30, 2020	37,752,261	$37,752	$324,159,065	$(258,915,710)	$65,281,107

For the Three and Nine Months Ended September 30, 2019:

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	15,519,469	$15,520	$185,726,048	$(167,053,897)	$18,687,671
Cumulative adjustment - adoption of ASC 842	—	—	—	(602,098)	(602,098)
Exercise of common stock options	52,914	53	63,099	—	63,152
Exercise of common stock warrants	64,629	64	649	—	713
Stock-based compensation	—	—	887,022	—	887,022
Public offering of common stock, net	3,000,000	3,000	32,427,000	—	32,430,000
Public offering financing costs	—	—	(382,423)	—	(382,423)
Net loss	—	—	—	(13,766,790)	(13,766,790)
Balance as of March 31, 2019	18,637,012	$18,637	$218,721,395	$(181,422,785)	$37,317,247
Exercise of common stock options	6,430	6	30,110	—	30,116
Stock-based compensation	—	—	821,770	—	821,770
Public offering financing costs	—	—	(174,768)	—	(174,768)
Net loss	—	—	—	(5,901,165)	(5,901,165)
Balance as of June 30, 2019	18,643,442	$18,643	$219,398,507	$(187,323,950)	$32,093,200
Exercise of common stock options	13,244	13	48,046	—	48,059
Stock-based compensation	—	—	830,502	—	830,502
Net loss	—	—	—	(13,423,059)	(13,423,059)
Balance as of September 30, 2019	18,656,686	$18,656	$220,277,055	$(200,747,009)	$19,548,702

 The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(43,676,260)	$(33,091,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,948,082	2,539,294
Depreciation and amortization	2,178,402	1,857,070
Non-cash lease expense	125,086	190,784
Amortization of discount and debt issuance costs on long-term debt	47,183	—
Non-cash interest expense	—	32,180
Changes in operating assets and liabilities:
Accounts receivable, net	—	262,999
Prepaid expenses and other current assets	(505,080)	(267,414)
Other non-current assets	—	1,437,416
Accounts payable	133,521	1,353,762
Accrued expenses	203,833	77,630
Accrued compensation	(1,096,207)	(252,436)
Deferred revenue	—	(8,071,920)
Operating lease liabilities	(414,960)	(290,492)
Net cash used in operating activities	(40,056,400)	(34,222,141)
Investing activities
Purchases of property, plant and equipment	(713,121)	(1,716,208)
Net cash used in investing activities	(713,121)	(1,716,208)
Financing activities
Principal payments on finance leases	(876,793)	(696,875)
Proceeds from issuance of long-term debt	—	5,000,000
Principal payments on long-term debt	(4,235,294)	—
Proceeds from sale of common stock, net of underwriting fees and commissions	71,225,398	31,872,808
Payments for offering costs	(1,634,467)	(610,007)
Proceeds from issuance of common stock under stock incentive plans	45,340	—
Proceeds from exercise of stock options and warrants	—	142,002
Net cash provided by financing activities	64,524,184	35,707,928
Net increase (decrease) in cash	23,754,663	(230,421)
Cash, beginning of period	55,796,378	39,534,985
Cash, end of period	$79,551,041	$39,304,564
Supplemental disclosure of cash flow information
Cash paid for interest	$601,838	$705,249
Cash paid for operating lease liabilities	$875,229	$790,688
Right of use assets obtained with lease liabilities	$—	$354,791
Changes in purchases of property and equipment in accounts payable and accrued expenses	$400,308	$187,086
Accrued tenant improvements and receivable from landlord	$—	$936,104
Deferred offering costs incurred but not paid	$—	$141,314

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

Recent Developments and Subsequent Events

Acquisition of RareGen, LLC

On June 29, 2020, the Company entered into that certain Agreement and Plan of Merger with RareGen, LLC, a privately-held entity, Liquidia Corporation, a wholly owned subsidiary of the Company (“HoldCo”), Gemini Merger Sub I, Inc., a wholly owned subsidiary of HoldCo (“Liquidia Merger Sub”), Gemini Merger Sub II, LLC, a wholly owned subsidiary of HoldCo (“RareGen Merger Sub”), and PBM RG Holdings, LLC, as the Members’ Representative (the “Merger Agreement”), pursuant to which, among other things, the Company and RareGen will each become a subsidiary of HoldCo (the “Merger Transaction”). RareGen provides strategy, investment, and commercialization for generic Treprostinil injection. RareGen has a small, targeted sales force focused on PAH. Pursuant to a Promotion Agreement, dated as of August 1, 2018, as amended (the “Promotion Agreement”), between RareGen and Sandoz Inc. (“Sandoz”), RareGen owns the exclusive rights to conduct any and all promotional and non-promotional activities to encourage the appropriate use of the first-to-file substitutable generic of treprostinil injection for the treatment of patients with PAH in the United States. The Merger Transaction is expected to close in the fourth quarter of 2020. If the Merger Transaction is completed, (i) each share of Company common stock, $0.001 par value per share (“Company Common Stock”), whether certificated or held in book-entry form, will automatically convert into one share of HoldCo common stock, $0.001 par value per share (“HoldCo Common Stock”), (ii) each option and warrant to purchase a share of Company Common Stock will entitle the holder to purchase one share of HoldCo Common Stock, and the exercise price per share will be identical to the Company option or warrant, and (iii) each Company restricted stock unit will entitle the holder to a HoldCo restricted stock unit, each to vest and settle into a share of HoldCo Common Stock. At the effective time of the Merger Transaction, an aggregate of 6,166,666 shares of HoldCo Common Stock, including 616,666 shares of HoldCo Common Stock which will be withheld from RareGen members to secure the indemnification obligations of RareGen members (the “Holdback Shares”), will be issued to RareGen members in exchange for all of the 10,000 outstanding RareGen common units, representing all of the issued and outstanding RareGen equity. RareGen members will be entitled to receive, on a pro rata basis, any Holdback Shares remaining on March 31, 2022. Additionally, RareGen members shall be entitled to a pro rata portion of any RareGen cash at closing in excess of $1 million. RareGen members will also be entitled to receive a pro rata portion of up to an additional 2,708,333 shares of HoldCo Common Stock in the aggregate in 2022, based on the amount of 2021 net sales of the generic treprostinil product owned by Sandoz, which RareGen markets pursuant to the Promotion Agreement. The fair value of the purchase consideration, or the purchase price is currently estimated to be approximately $23.9 million based on 6,166,666 shares of HoldCo Common Stock at a per share price of $3.34, which represents the closing price of Company Common Stock on November 2, 2020, and the estimated fair value of the contingent consideration liability of $3.3 million. The estimated purchase price is variable depending on the valuation of the Company Common Stock and the acquisition of RareGen is currently anticipated to be accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The special meeting for stockholders to consider approval of the Merger Transaction is currently scheduled for November 13, 2020.

2. Basis of Presentation, Significant Accounting Policies and Going Concern

Basis of Presentation and Significant Accounting Policies

The unaudited interim consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K.

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2020 compared with the significant accounting policies disclosed in Note 2 of the financial statements for the years ended December 31, 2019 and 2018.

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

The Company believes that its existing cash will enable it to fund its operating expenses and capital expenditure requirements, make payments of interest and principal on its term loan facility with Pacific Western, and remain in compliance with its minimum cash covenant of $8.5 million pursuant to this term loan facility, into the first quarter of 2022. The Company has based these estimates on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it expects. The Company will need to raise substantial additional capital to continue its business operations and remain in compliance with the minimum cash covenant of $8.5 million on its debt during and beyond the first quarter of 2022, in addition to commercializing LIQ861, if approved. Such capital may not be available on a timely basis, on terms that are favorable to the Company, or at all.

The pandemic caused by the outbreak of the novel coronavirus, or COVID-19, and the various governmental, industry and consumer actions related thereto, could have a material and adverse effect on the Company’s business. The effect, which largely depends on future developments that cannot be accurately predicted and are uncertain, could include a negative impact on the availability of the Company’s key personnel, temporary closures of the Company’s facilities or the facilities of the Company’s business partners, suppliers, third-party service providers or other vendors, delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels and financial markets. As the pandemic continues to spread, the Company has and may continue to experience disruptions that could severely impact the Company’s business. Currently, most of the Company’s employees are working remotely, with only essential personnel working on site as needed to produce LIQ861 and prepare for a pre-approval inspection by the FDA.

Consolidation

The accompanying consolidated financial statements include the Company’s wholly owned subsidiary, Liquidia Corporation, and Liquidia Corporation’s wholly owned subsidiaries, Gemini Merger Sub I, Inc. and Gemini Merger Sub II, LLC. All intercompany accounts and transactions have been eliminated.

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

Revision of Previously Issued Financial Statements

During the three months ended June 30, 2020, the Company identified an error in the matter in which it calculated diluted weighted common shares outstanding and diluted net loss per common share. While the Company has included common stock warrants whose exercise price is de minimis in the calculation of basic weighted average common shares outstanding and basic net loss per common share, these warrants were inappropriately excluded from the calculation of diluted weighted common shares outstanding and diluted net loss per common share, which resulted in an error in those previously reported amounts for the three and nine month periods ended September 30, 2019. The Company has evaluated this error and determined that this presentation error was not material to any prior annual or interim periods. However, the Company is revising the previously presented September 30, 2019 diluted weighted common shares outstanding and diluted net loss per common share as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	As Presented	As Revised	As Presented	As Revised

Net loss per common share: Diluted	$(0.72)	$(0.72)	$(1.87)	$(1.85)

Diluted weighted average shares outstanding	18,650,965	18,757,166	17,737,737	17,856,826

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

Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 does not include the following common stock equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock Options	2,747,538	2,037,003	2,516,604	2,037,003
Restricted Stock Units	123,369	—	98,355	—
Total	2,870,907	2,037,003	2,614,959	2,037,003

For the three and nine months ended September 30, 2020 and 2019, common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

Fair Value of Financial Instruments

The carrying values of cash and accounts payable at September 30, 2020 and December 31, 2019 approximated their fair value due to the short maturity of these instruments.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Pacific Western Bank note - A&R LSA	$—	$9,972,600	$—	$11,690,010

December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Pacific Western Bank note - A&R LSA	$—	$14,094,792	$—	$15,878,121

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

Recent Accounting Pronouncements

In October 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 ("ASU 2018-18"). The provisions of ASU 2018-18 clarify when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-18 effective January 1, 2020 and it did not have a material effect on the Company's consolidated financial statements for the three and nine months ended September 30, 2020.

3. Stockholders’ Equity

Authorized Capital

As of September 30, 2020, the authorized capital of the Company consists of 70,000,000 shares of capital stock, $0.001 par value per share, of which 60,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

Issuance of Common Stock on July 2, 2020 from an Underwritten Public Offering

On June 29, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, as representative of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which 9,375,000 shares of the Company’s Common Stock were sold in an underwritten registered public offering at an offering price of $8.00 per Share (the “Offering”).

The Offering closed on July 2, 2020, and the Company received net proceeds of approximately $70.3 million from the sale of the Shares, after deducting the underwriting discounts and commissions and other offering expenses. The Company intends to use the net proceeds from this Offering for ongoing commercial development of LIQ861, for continued development of LIQ865 and for general corporate purposes. The Company’s management will retain broad discretion over the allocation of the net proceeds.

Issuance of Common Stock from the Private Placement in December 2019

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

Issuance of Common Stock from the ATM Agreement Commencing in August 2019

The Company entered into a sales agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company’s sole discretion, under which Jefferies will act as the Company’s agent and/or principal. The Company pays Jefferies a commission equal to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the nine months ended September 30, 2020, the Company sold 131,425 shares of common stock for net proceeds of $0.7 million after deducting underwriting discounts and other offering expenses under the ATM Agreement.

Issuance of Common Stock from an Underwritten Public Offering in March 2019

In March 2019, the Company closed an underwritten offering of 3,000,000 shares of its common stock at a public offering price of $11.50 per share. The gross proceeds from the offering were $34.5 million and net proceeds were $31.8 million, after deducting underwriting discounts and commissions and other offering expenses.

Warrants

During the three and nine months ended September 30, 2020 and 2019, no warrants to purchase shares of common stock were exercised. During the three and nine months ended September 30, 2020 and 2019, no warrants and 64,629 warrants to purchase shares of common stock were exercised, respectively. As of September 30, 2020 and December 31, 2019, there were outstanding warrants to purchase 106,274 shares of common stock with an exercise price of $0.0168 per share. The warrants expire on December 31, 2026.

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

On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Plan automatically increased by 620,778 shares from 1,600,000 shares to 2,220,778 shares pursuant to the Evergreen Provision. On January 1, 2020, the number of shares of common stock available for issuance under the 2018 Plan automatically increased by 1,129,250 shares from 1,287,561 shares to 2,416,811 shares pursuant to the Evergreen Provision. The 2018 Plan provides for accelerated vesting under certain change of control transactions. As of September 30, 2020, there were 1,696,052 shares of common stock available for issuance under the 2018 Plan.

The 2018 Plan replaced the 2016 and 2004 Plans as the Company’s primary long-term incentive program. The 2016 and 2004 Plans were discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2016 and 2004 Plans will continue to remain in effect in accordance with their terms. Shares that are returned under the 2016 and 2004 Plans upon cancellation, termination or otherwise of awards outstanding under the 2016 and 2004 Plans will not be available for grant under the 2018 Plan. As of September 30, 2020, the Company had reserved for issuance 656,927 shares of common stock under the 2016 Plan and 375,056 shares of common stock under the 2004 Plan, representing the remaining outstanding options granted under the 2016 and 2004 Plans.

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

The Company recorded the following share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
By Expense Category:	2020	2019	2020	2019
Research and development	$292,386	$238,920	$853,704	$679,875
General and administrative	788,614	591,582	2,094,378	1,859,419

Total stock-based compensation expense	$1,081,000	$830,502	$2,948,082	$2,539,294

	Three Months Ended September 30,		Nine Months Ended September 30,
By Type of Award:	2020	2019	2020	2019
Stock Options	$1,044,991	$808,153	$2,843,409	$2,424,654
Restricted stock awards	36,009	22,349	104,673	114,640

Total stock-based compensation expense	$1,081,000	$830,502	$2,948,082	$2,539,294

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of September 30, 2020
	Unamortized Expense	Weighted Average Remaining Recognition Period (Years)
Stock Options	$7,000,498	2.53
Restricted Stock Units	$443,913	3.38

Stock Options

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during:

	Nine Months Ended
	September 30,
	2020			2019
Expected dividend yield		—%			—%
Risk-free interest rate	0.40%	-	1.60%	1.44%	-	2.54%
Expected Volatility	87%	-	90%	83%	-	85%
Expected life (years)		6.32			6.04

As a result of using these assumptions in the Black-Scholes option-pricing model, the weighted average fair value for options granted during the nine months ended September 30, 2020 and 2019 was $4.16 and $8.35 per share, respectively.

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

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2,052,976	$9.33
Granted	963,191	$5.63
Exercised	(22,351)	$3.30
Cancelled	(424,454)	$8.11
Outstanding as of September 30, 2020	2,569,362	$8.20	7.20	$1,030,161
Exercisable as of September 30, 2020	1,274,181	$8.34	5.55	$444,747
Vested and expected to vest as of September 30, 2020	2,392,942	$8.26	7.05	$901,226

The aggregate intrinsic value of stock options in the table above represents the difference between the $4.92 closing price of the Company’s common stock as of September 30, 2020 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Unit Awards

During the nine months ended September 30, 2020, the Board of Directors approved grants of an aggregate of 138,614 non-performance-based RSUs to employees. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs vest over a four-year period similar to stock options granted to employees. RSUs can only be settled in shares of the Company’s common stock.

A summary of nonvested RSU awards outstanding as of September 30, 2020 and changes during the nine months then ended is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value (per RSU)
Nonvested as of December 31, 2019	7,493	$28.87
Granted	138,614	3.32
Vested	(2,107)	28.87
Forfeited	(39,102)	3.31
Nonvested as of September 30, 2020	104,898	$4.63

Employee Stock Purchase Plan

On May 8, 2019, the Company’s stockholders approved the Liquidia Technologies, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2020, a total of 446,731 shares of the Company’s common stock are reserved for issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute through payroll deductions up to $25,000 per year of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods are six months each and begin in March and September of each year, with the initial offering period having commenced on September 3, 2019. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the fair market value of the Company’s common stock on the last trading day of the offering period.

During the Company’s first offering period from September 1, 2019 to February 28, 2020, based upon 85% of the closing price of $4.13 on February 28, 2020, 3,269 shares were purchased based upon employee withholdings. During the Company’s second offering period from March 1, 2020 to August 31, 2020, based upon 85% of the closing price of $5.12 on August 31, 2020, 1,821 shares were purchased based upon employee withholdings.

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

6. Revenue From Contracts With Customers

The Company derived its revenue during the nine months ended September 30, 2019 primarily from licensing its proprietary PRINT technology and from performing research and development services. Revenue was recognized as services were performed in an amount that reflected the consideration the Company expected to be entitled to in exchange for those services and technology.

The Company’s research, development and licensing agreements provide for multiple promised goods and services to be satisfied by the Company and include a license to the Company’s technology in a particular field of study, participation in collaboration committees, performance of certain research and development services and obligations for certain manufacturing services.

The transaction price for these contracts includes non-refundable fees and fees for research and development services. Non-refundable up-front fees which may include, for example, an initial payment upon effectiveness of the contractual relationship or payment to secure a right for a future license, are recorded as deferred revenue and recognized into revenue over time as the Company provides the research services under the contract required to advance the products to the point where the Company is able to transfer control of the licensed technology to the customer (“Technology Transfer”). The contract consideration may also include additional non-refundable payments due to the Company based on the achievement of research, development, regulatory or commercialization milestone events. In agreements involving multiple goods or services promised to be transferred to customers, the Company must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is “distinct”), or whether such promises should be combined as a single performance obligation. As these goods and services are considered to be highly interrelated, they were considered to represent a single, combined performance obligation. The Company includes an estimate of the probable amount of milestone payments to which it will be entitled in the transaction price. The estimate requires evaluation of factors which are outside of the Company’s control and significantly limit the Company’s ability to achieve the remaining milestone payments. Therefore, the Company has not included any future milestone payments in the transaction price allocated to research, development and licensing agreements as of September 30, 2020. The Company revises the transaction price to include milestone payments once the specific milestone achievement is not considered to be subject to a significant reversal of revenue. At that time, the estimated transaction price is adjusted and a cumulative catch-up adjustment is recorded to adjust the amount of revenue to be recognized from the license inception to the date the milestone was deemed probable of achievement. The milestone is included with other non-refundable up-front fees and recognized into revenue over time as the Company continues to provide services under the contract through the Company’s Technology Transfer. The amount of revenue recognized is based on the proportion of total research services performed to date to the expected services to be provided through the Technology Transfer.

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

No royalties have been recognized during the three and nine months ended September 30, 2020 or during the three and nine months ended September 30, 2019.

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

In July 2018, GSK notified the Company of its plans to discontinue development of the inhaled antiviral for viral exacerbations in chronic obstructive pulmonary disease under the GSK Inhaled collaboration agreement after completion of the related Phase 1 clinical trial. In June 2019, the Company and GSK executed the third amendment to the collaboration agreement providing the Company rights to develop and commercialize additional inhaled programs at the Company’s sole cost and development. This amendment granted the Company the right to develop three additional molecular entities for application in inhaled programs using the Company’s PRINT technology and a mechanism to acquire further molecular entities for inhaled applications. New inhaled programs developed under this amendment would carry milestone and royalty payments due to GSK upon initiation of Phase 3 studies and subsequent commercialization, respectively. This amendment, among other factors including the lack of continued performance anticipated by the Company and GSK under the original agreement, led the Company to the belief that no further research and development services will be provided to GSK under the collaboration agreement and the earnings process related to the up-front and development milestone payments previously received under the collaboration agreement is completed under the proportional performance model. Therefore, the remaining deferred revenue of $8.1 million was recognized as revenue during the nine months ended September 30, 2019. If GSK were to request additional services under the original agreement, which the Company believes is a remote likelihood, the Company does not expect the value of any incremental efforts that the Company might agree to perform to be material. Any potential milestone or royalty payments from the Company to GSK associated with this amendment will be recorded as operating expenses.

The following tables represent a disaggregation of revenue by each significant research, development and licensing agreement and payment type for the nine months ended September 30, 2019:

	Revenue for the Nine Months Ended
	September 30, 2019 From
	Non-Refundable Payments		Research and
		Up-front	Development
	Milestones	Payments	Services	Total
GSK Inhaled	$1,345,320	$6,726,600	$—	$8,071,920
Other	—	—	200	200
Total	$1,345,320	$6,726,600	$200	$8,072,120

Deferred Sublicense Payments

Sublicense payments to UNC are considered direct and incremental fulfillment costs of the Company’s research, development and licensing agreements as the PRINT technology resources used by the Company are continually researched by UNC. These costs are deferred and then amortized into Cost of Sales over the same estimated period of benefit as the period of the underlying revenue recognition. In conjunction with the June 2019 amendment to the GSK collaboration agreement, the balance of deferred sublicense payments were expensed to Cost of revenue in the nine months ended September 30, 2019.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Lab and build-to-suit equipment	$8,071,881	$7,562,263
Office equipment	128,669	128,669
Furniture and fixtures	294,689	237,951
Computer equipment	896,022	804,046
Leasehold improvements	11,524,739	11,762,351
Construction-in-progress	—	91,797
Total property, plant and equipment	20,916,000	20,587,077
Accumulated depreciation and amortization	(13,527,624)	(11,333,112)
Property, plant and equipment, net	$7,388,376	$9,253,965

The Company recorded depreciation and amortization expense of $722,325 and $604,164 for the three months ended September 30, 2020 and 2019, respectively, and $2,178,402 and $1,857,070 for the nine months ended September 30, 2020 and 2019, respectively.

8. Income Taxes

The Company did not record a federal or state income tax expense or benefit for the three or nine months ended September 30, 2020 and 2019 as a result of the establishment of a full valuation allowance being required against the Company’s net deferred tax assets.

9. Commitments and Contingencies

Commitments

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent royalties on net sales totaling no more than $1,500,000, none of which has been earned as of September 30, 2020.

Contingencies

Merger Termination Fee and Merger Transaction Fees

In the event the Merger Agreement is terminated by the Company on account of its acceptance of a Superior Proposal or by RareGen, if the Board of Directors shall have made a change in recommendation to its stockholders following the receipt of a Superior Proposal, then, in the case of a termination by the Company pursuant to (i), the Company shall pay to RareGen by wire transfer a one-time termination fee equal to $7.5 million immediately before and as a condition to such termination, and in the case of a termination by RareGen pursuant to (ii), within two business days after the date of such termination.

The Company estimates it will incur $5.0 million of fees in connection with the Merger Transaction.

The Company from time-to-time is subject to claims and litigation in the normal course of business, none of which the Company believes represent a risk of material loss or exposure.

10. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2020 and December 31, 2019:

		September 30,	December 31,
	Maturity Date	2020	2019
Pacific Western Bank term loan outstanding	October 25, 2022	$11,690,010	$15,878,121
Less current portion		(5,585,636)	(5,585,637)
Long-term debt, less current portion		$6,104,374	$10,292,484

Pacific Western Bank

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

In May 2019, the Company and Pacific Western entered into a First Amendment to A&R LSA to provide for a limit of $2.5 million of the Company’s capital expenditures during the year ended December 31, 2019. As of September 30, 2020, the Company was in compliance with all covenants under the A&R LSA. The Company received a waiver of covenant compliance from Pacific Western for non-timely submissions of monthly financial statements for the January and February 2020 periods.

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

Scheduled annual maturities of long-term debt as of September 30, 2020 are as follows:

Year ending December 31:
2020 – three months remaining	$1,411,766
2021	5,647,059
2022	4,705,881
Thereafter	—
Total	11,764,706
Less: Unamortized discount	(52,336)
Less: Unamortized debt issuance costs	(22,360)
Less: Current portion of long-term debt	(5,585,636)
Long-term debt, noncurrent	$6,104,374

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a late-stage clinical biopharmaceutical company focused on the development and commercialization of novel products utilizing our proprietary PRINT® technology to transform the lives of patients. PRINT is a particle engineering platform that enables precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies. We are currently focused on the development of two product candidates for which we hold worldwide commercial rights: LIQ861 for the treatment of pulmonary arterial hypertension, or PAH, and LIQ865 for the treatment of local post-operative pain. LIQ861, for which we recently filed a New Drug Application, or NDA, with the FDA, is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep-lung delivery and achieving higher dose levels than current inhaled therapies. We have applied our PRINT technology to enable us to deliver LIQ861 through a convenient, palm-sized dry powder inhaler, or DPI. We have also applied our PRINT technology to our second product candidate, LIQ865, for which we have completed two Phase 1 clinical trials and have conducted toxicology studies in order to support Phase 2 clinical studies. LIQ865 is designed to deliver sustained-release particles of bupivacaine, a non-opioid anesthetic, to treat local post-operative pain for three to five days through a single administration. Additionally, we recently initiated a pre-clinical program to develop an inhaled product leveraging the benefits of our PRINT technology to engineer particles with precise, uniform, aerodynamic size and shape for deep lung delivery.

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

In April 2020, the FDA accepted the NDA for review and provided a Prescription Drug User Fee Act (PDUFA) goal date of November 24, 2020. Under the Hatch-Waxman Act, as a result of the Hatch-Waxman Litigation commenced by United Therapeutics on June 4, 2020, the FDA may not issue a final approval for the LIQ861 NDA for up to 30 months, absent an earlier judgment unfavorable to United Therapeutics by the court. When the FDA is precluded from approving a 505(b)(2) application due to a 30-month stay, it is generally possible that the agency could issue “tentative approval” if it determines that all requirements for approval have been met. However, a drug product that is granted tentative approval may be subject to additional review before final approval, particularly if tentative approval was granted more than three years before the earliest lawful approval date. The FDA’s tentative approval of drug product would be based on information available to FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to FDA’s attention. A new drug product may not be marketed until the date of final approval.

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

In August 2019, we completed the pivotal INSPIRE trial. Final enrollment included 121 PAH patients to assess safety and tolerability through Month 2, the primary endpoint of the trial. Of the 121 patients enrolled in the study, 55 were Transition patients and 66 were Add-On patients. Add-On patients started on a dose of 26.5 mcg of LIQ861, with most (>80%) titrating to a 79.5 mcg dose or higher within the first two months of treatment. Consistent with preliminary data presented in the second quarter of 2019, LIQ861 was observed to be well-tolerated and treatment-emergent adverse events, or TEAEs, were mostly mild to moderate in nature at Month 2 up to doses of 159 mcg of LIQ861, the highest dose studied at Month 2. Durability of therapy with LIQ861 appeared to be favorable, with 96% of Transition patients and 91% of Add-On patients remaining on study drug at the Month 2 timepoint.

In April 2020, we reported final safety and tolerability results from the two-month primary endpoint of the INSPIRE study. Of the 121 PAH patients, 113, or 93%, completed their two-month visit. The most common reported TEAEs (reported in ≥ four percent) were cough (42%), headache (26%), throat irritation (16%), dizziness (11%), diarrhea (9%), chest discomfort (8%), nausea (7%), dyspnea (5%), flushing (5%) and oropharyngeal pain (4%).

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

In September 2019, we reported results from pharmacokinetic (PK) studies indicating that the 79.5 mcg dose of LIQ861 correlates with nine breaths of Tyvaso, the maximum recommended label dose of Tyvaso. To accurately characterize the pharmacokinetics of LIQ861, we conducted two PK studies in healthy volunteers. In the first of these studies, we observed unexpected variability in PK levels. Post-hoc analysis showed that plasma levels of treprostinil were tightly correlated to the LIQ861 dose delivered. Based upon additional non-clinical and clinical work, we believe the unexpected variability seen in this healthy volunteer study was due to an administration technique unique to the conduct of the study in the Phase 1 setting. In August 2019, we completed a second PK study in healthy volunteers in which the proper administration technique was followed. This study demonstrated significantly reduced variability, and we believe we have established comparative bioavailability to the reference listed drug.

Results from the INSPIRE trial have been presented at various international scientific meetings such as the American Thoracic Society (ATS), International Society of Heart Lung Transplantation (ISHLT), Pulmonary Vascular Research Institute (PVRI), American College of Chest Physicians (ACCP) in 2019 and 2020.

We continued to treat patients who chose to remain on LIQ861 beyond the Month 2 timepoint of the primary endpoint. At the completion of the INSPIRE study, the patient with the longest duration of treatment had been on LIQ861 therapy for 18 months and the highest dosing reached in the INSPIRE study was 212 mcg of treprostinil given four times per day. To provide for continuity of treatment, patients from INSPIRE were provided the opportunity to continue receiving treatment in an extension study, which is currently ongoing (LTI-302). Currently, more than 70 patients have now received therapy with LIQ861 for more than two years. We have also observed that more than 70 percent of patients who have been enrolled in the INSPIRE and extension studies have received LIQ861 doses of 100 mcg or more.

Prior to submission of the NDA in January 2020, the FDA visited our manufacturing site in June 2019 as a qualifying participant in the Emerging Technology Program sponsored by the Center for Drug Evaluation and Research (CDER). The program supports innovation by providing a forum for sponsors to engage the FDA early in development and ensures consistency, continuity, and predictability in review and inspection. The program has allowed us to discuss PRINT® technology with Emerging Technology Team members, including personnel who may be involved in the prior approval inspection (PAI) and review of the Chemistry Manufacturing Controls section of the NDA to support LIQ861.

The FDA communicated in August 2020 that inspections of two sites involved in the manufacturing of LIQ861, both of which are located in the United States, would be required before the FDA can approve the NDA for LIQ861. The FDA also informed us that because of restrictions on travel due to COVID-19, the FDA may be unable to conduct inspections of these two sites prior to the User Fee Date of November 24, 2020. We will continue to work closely with the FDA with regard to the PAIs; however, the FDA has not yet conducted these inspections as of the date of this Quarterly Report on Form 10-Q.

In addition to the studies submitted in the NDA for FDA review, we are conducting a clinical study at certain investigational sites in France and Germany to characterize the hemodynamic dose-response relationship to LIQ861 (LTI-201). After pausing enrollment due to the COVID-19 pandemic in the second quarter of 2020, we resumed enrollment in September 2020 at sites in Germany as allowed by local regulatory authorities. We intend to resume enrollment at French sites as soon as feasible in cooperation with French regulatory authorities.

We are considering conducting other clinical trials to generate additional data on LIQ861, including a clinical trial in pediatric patients. We will continue to conduct development work in support of potential approval and commercialization of LIQ861, including label and patient-use assessments.

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

In a toxicology study to assess bone fracture healing, we observed dose-dependent delayed healing at the two LIQ865 doses studied; however, there were no adverse effects noted on surrounding soft tissues. We have completed an additional non-Good Laboratory Practice (GLP) study to investigate bone fracture healing using the same animal model with lower doses of LIQ865. This additional non-GLP study has established a no adverse effect level, or NOAEL, on bone healing and provides evidence that LIQ865 could proceed into a GLP toxicology study to support Phase 2 clinical activities.

Considering our focus in advancing our lead asset, LIQ861, we will seek to advance LIQ865 through a strategic collaboration with an external partner. We believe LIQ865, if successfully developed and approved, has the potential to provide significantly longer local post-operative pain relief compared to currently marketed formulations of bupivacaine.

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

Proposed Acquisition of RareGen, LLC

On June 29, 2020, we entered into that certain Agreement and Plan of Merger with RareGen, LLC, a privately-held entity, Liquidia Corporation, a wholly owned subsidiary of our company, or HoldCo, Gemini Merger Sub I, Inc., a wholly owned subsidiary of HoldCo, or Liquidia Merger Sub, Gemini Merger Sub II, LLC, a wholly owned subsidiary of HoldCo, or RareGen Merger Sub, and PBM RG Holdings, LLC, as the Members’ Representative, pursuant to which, among other things, we and RareGen will each become a subsidiary of HoldCo, which we refer to as the Merger Transaction. RareGen provides strategy, investment, and commercialization for generic Treprostinil injection. RareGen has a small, targeted sales force focused on PAH. Pursuant to a Promotion Agreement, dated as of August 1, 2018, as amended, or the Promotion Agreement, between RareGen and Sandoz Inc., or Sandoz, RareGen owns the exclusive rights to conduct any and all promotional and non-promotional activities to encourage the appropriate use of the first-to-file substitutable generic of treprostinil injection for the treatment of patients with PAH in the United States. The Merger Transaction is expected to close in the fourth quarter of 2020. If the Merger Transaction is completed, (i) each share of common stock, $0.001 par value per share, of our company, whether certificated or held in book-entry form, will automatically convert into one share of HoldCo common stock, $0.001 par value per share, or HoldCo Common Stock, (ii) each option and warrant to purchase a share of our common stock will entitle the holder to purchase one share of HoldCo Common Stock, and the exercise price per share will be identical to the option or warrant issued by our company, and (iii) each restricted stock unit issued by our company will entitle the holder to a HoldCo restricted stock unit, each to vest and settle into a share of HoldCo Common Stock. At the effective time of the Merger Transaction, an aggregate of 6,166,666 shares of HoldCo Common Stock, including 616,666 shares of HoldCo Common Stock which will be withheld from RareGen members to secure the indemnification obligations of RareGen members, or the Holdback Shares, will be issued to RareGen members in exchange for all of the 10,000 outstanding RareGen common units, representing all of the issued and outstanding RareGen equity. RareGen members will be entitled to receive, on a pro rata basis, any Holdback Shares remaining on March 31, 2022. Additionally, RareGen members shall be entitled to a pro rata portion of any RareGen cash at closing in excess of $1 million. RareGen members will also be entitled to receive a pro rata portion of up to an additional 2,708,333 shares of HoldCo Common Stock in the aggregate in 2022, based on the amount of 2021 net sales of the generic treprostinil product owned by Sandoz, which RareGen markets pursuant to the Promotion Agreement. The fair value of the purchase consideration, or the purchase price is currently estimated to be approximately $23.9 million based on 6,166,666 shares of HoldCo Common Stock at a per share price of $3.34, which represents the closing price of our common stock on November 2, 2020, and the estimated fair value of the contingent consideration liability of $3.3 million. The estimated purchase price is variable depending on the valuation of our  common stock and the acquisition of RareGen is currently anticipated to be accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations.

On November 2, 2020, we announced that we have rescheduled our special meeting of stockholders, which was originally scheduled for October 21, 2020, to be held at 4:30 p.m., Eastern Time, on November 13, 2020, or the Special Meeting. The Special Meeting will be a virtual meeting conducted solely online via live webcast and can be attended by visiting www.meetingcenter.io/287587626. On October 16, 2020, we received an unsolicited offer to enter into a License Agreement for LIQ861, or the Alternative Proposal. The Alternative Proposal was conditioned upon us terminating the Merger Agreement. On November 1, 2020, our board of directors determined that the Alternative Proposal does not constitute a “Superior Proposal” under the Merger Agreement and we subsequently informed the counterparty that we are terminating discussions with respect to such Alternative Proposal. Accordingly, our board of directors has unanimously reaffirmed its recommendations that our stockholders vote “FOR” each proposal being submitted to a vote of our stockholders at the Special Meeting. Closing of the Merger Transaction is expected to occur within a few business days following the Special Meeting.

Financial Overview

We have not generated any revenue to date from the sale of pharmaceutical products, and we have historically financed our operations in large part with an aggregate of $311.0 million of gross proceeds from sales of our capital stock and convertible promissory notes, $16.0 million in term loans from a bank and a $2.1 million loan from The University of North Carolina at Chapel Hill, or UNC. We do not expect to generate significant product revenue unless and until we obtain marketing approval for and commercialize LIQ861, LIQ865 or one of our other future product candidates.

Since our inception, we have incurred significant operating losses. Our net loss was $43.7 million for the nine months ended September 30, 2020 and $47.6 million, $53.1 million and $29.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $258.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

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

As of September 30, 2020, we had $79.6 million of cash. On July 2, 2020, we received $70.3 million in net proceeds from the issuance of 9,375,000 shares of our common stock through a public offering. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements, make payments of interest and principal on our term loan facility with Pacific Western Bank, or PWB, and remain in compliance with the minimum cash covenant of $8.5 million pursuant to this term loan facility, into the first quarter of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

As of September 30, 2020, we do not have any material capital expenditure commitments.

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

Our Collaborations

We recognized no revenue during the three and nine months ended September 30, 2020. Revenue has been derived from collaborating with, and licensing our proprietary PRINT technology to, pharmaceutical companies, and amounted to $8.1 and $2.7 million for the years ended December 31, 2019 and 2018, respectively. GlaxoSmithKline plc, or GSK, accounted for $8.1 and $0.4 million of our revenue for the years ended December 31, 2019 and 2018, respectively, or 100% and 15% respectively, of our total revenue during these years. We have received upfront fees for technology access, milestone payments, and fees to develop drug products through research and development services, such as particle formulation and manufacturing.

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

Components of Consolidated Statements of Operations

Revenue

In prior years, our revenue has been primarily derived from collaborating with and licensing our proprietary PRINT technology to pharmaceutical companies. In the future, we also expect to derive our revenue from our own pharmaceutical products. We recognized no revenue during the three and nine months ended September 30, 2020. We manage our operations and reporting structure under a single reportable segment.

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

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2019 Annual Report on Form 10-K. There have been no material changes during the nine months ended September 30, 2020 to our critical accounting policies, significant judgments and estimates disclosed in our 2019 Annual Report on Form 10-K.

COVID-19

The pandemic caused by the outbreak of the novel coronavirus, or COVID-19, and the various governmental, industry and consumer actions related thereto, could have a material and adverse effect on our business. The effect, which largely depends on future developments that cannot be accurately predicted and are uncertain, could include a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our business partners, suppliers, third-party service providers or other vendors, delays in the conduct of our clinical trials, delays in payments or purchasing decisions, and the interruption of domestic and global supply chains, distribution channels and financial markets. As the pandemic continues to spread, we have and may continue to experience disruptions that could severely impact our business. Currently, most of our employees are working remotely, with only essential personnel working on site as needed to produce LIQ861 and prepare for a pre-approval inspection by the FDA. As a result of the pandemic, we paused enrollment in our hemodynamic study, which is being conducted in France and Germany. In September 2020, we resumed enrollment in the hemodynamic study at a site in Germany with the expectation that additional sites will resume enrollment in the fourth quarter 2020. As such, the results for the three and nine months ended September 30, 2020 may not be indicative of results for the full year.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 with the Three and Nine Months Ended September 30, 2019

The following table summarizes the results of our operations for each of the three- and nine-month periods ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
	(in thousands)
Revenue	$—	$—	$—	*	$—	$8,072	$(8,072)	*
Costs and expenses:
Cost of revenue	—	—	—	*	—	807	(807)	*
Research and development	7,661	10,942	(3,281)	(30.0)%	26,975	32,330	(5,355)	(16.6)%
General and administrative	7,152	2,378	4,774	200.8%	16,201	7,808	8,393	107.5%

Total costs and expenses	14,813	13,320	1,493	11.2%	43,176	40,945	2,231	5.4%

Loss from operations	(14,813)	(13,320)	(1,493)	(11.2)%	(43,176)	(32,873)	(10,303)	(31.3)%

Interest income	35	162	(127)	(78.6)%	156	520	(364)	(70.0)%
Interest expense	(191)	(265)	74	28.1%	(656)	(738)	82	11.0%

Net loss	$(14,969)	$(13,423)	$(1,546)	(11.5)%	$(43,676)	$(33,091)	$(10,585)	(32.0)%

_______________

* Not meaningful

Revenue

We recognized no revenue for the nine months ended September 30, 2020, compared with $8.1 million for the nine months ended September 30, 2019. Revenue during the nine months ended September 30, 2019 was due to the recognition of $8.1 million of deferred revenue from the GSK ICO Agreement resulting from the third amendment to such agreement that was entered into in June 2019.

Cost of Revenue

We recognized no cost of revenue for the nine months ended September 30, 2020, compared to $0.8 million for the nine months ended September 30, 2019. As noted above, the decrease of $0.8 million was due to the decrease in revenue. Cost of revenue represents sub-licensing fees paid to UNC when licensing revenue is recognized from the use of the intellectual property that we in-licensed from UNC.

Research and Development Expenses

Research and development expenses were $7.7 million for the three months ended September 30, 2020 compared with $10.9 million for the three months ended September 30, 2019, a decrease of $3.3 million or 30.0%. Clinical trial related expenses for the development of LIQ861 and LIQ865 decreased by $2.5 million and $0.6 million, respectively, during the three months ended September 30, 2020 compared with the three months ended September 30, 2019. The decrease in clinical trial expenses was a result of our company substantially completing our clinical trial activity prior to filing the NDA in 2020. Research and development expenses for the three months ended September 30, 2020 consisted of $5.3 million and $0.2 million attributable to our development of LIQ861 and LIQ865, respectively, and $2.2 million from general research and development that was not directly related to LIQ861 and LIQ865. This compares with $7.9 million and $0.8 million which were attributable to our development of LIQ861 and LIQ865, respectively, and $2.2 million from general research and development that was not directly related to either LIQ861 or LIQ865 during the three months ended September 30, 2019.

Research and development expenses were $27.0 million for the nine months ended September 30, 2020 compared with $32.3 million for the nine months ended September 30, 2019, a decrease of $5.4 million or 16.6%. Clinical trial related expenses for the development of LIQ861 and LIQ865 decreased by $4.1 million and $2.1 million, respectively, during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The decrease in clinical trial expenses was a result of our company substantially completing our clinical trial activity prior to filing the NDA in 2020. These decreases were partially offset by an increase in general research and development expenses not specifically associated with the LIQ861 and LIQ865 development programs. Research and development expenses for the nine months ended September 30, 2020 consisted of $18.6 million and $1.0 million attributable to our development of LIQ861 and LIQ865, respectively, and $7.4 million from general research and development that was not directly related to either LIQ861 or LIQ865 during the nine months ended September 30, 2020. This compares with $23.7 million and $3.1 million which were attributable to our development of LIQ861 and LIQ865, respectively, and $5.5 million from general research and development that was not directly related to either LIQ861 or LIQ865 during the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the three months ended September 30, 2020, compared with $2.4 million for the three months ended September 30, 2019. The increase of $4.8 million, or 200.8%, was primarily due to $1.7 million in expenses related to our pending acquisition of RareGen, $1.1 million in legal and patent expenses from our ongoing litigation with United Therapeutics, an increase of $1.1 million in employee compensation and outside consulting expenses and $0.9 million from a reclassification during 2020 of expenses for directors’ and officers’ insurance and certain commercial activities to general and administrative expenses from research and development expenses. General and administrative expenses consist primarily of personnel expenses, including stock-based compensation, as well as directors’ and officers’ insurance, and fees for audit, legal, consulting and other service fees.

General and administrative expenses were $16.2 million for the nine months ended September 30, 2020, compared with $7.8 million for the nine months ended September 30, 2019. The increase of $8.4 million, or 107.5%, was due to $2.7 million in expenses related to our pending acquisition of RareGen, $1.1 million in legal and patent expenses from our ongoing litigation with United Therapeutics, an increase of $2.1 million in employee compensation and outside consulting expenses and $2.3 million from a reclassification during 2020 of expenses for directors’ and officers’ insurance and certain commercial activities to general and administrative expenses from research and development expenses.

Interest Income (Expense)

Interest income was $35,000 for the three months ended September 30, 2020, compared with $162,000 for the three months ended September 30, 2019. The decrease in interest income of $127,000 was primarily due to lower interest rates in 2020 compared with 2019, partially offset by an increase in cash balances held in interest bearing accounts during 2020 compared with 2019.

Interest income was $156,000 for the nine months ended September 30, 2020, compared with $520,000 for the nine months ended September 30, 2019. The decrease in interest income of $364,000 was primarily due to lower interest rates in 2020 compared with 2019.

Interest expense was $(191,000) for the three months ended September 30, 2020, compared with $(265,000) for the three months ended September 30, 2019. The decrease in interest expense of $74,000 was primarily due to lower levels of debt during the three months ended September 30, 2020 compared with the three months ended September 30, 2019.

Interest expense was $(656,000) for the nine months ended September 30, 2020, compared with $(738,000) for the nine months ended September 30, 2019. The decrease in interest expense of $82,000 was primarily due to lower levels of debt during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019.

Net Loss

Net loss was $15.0 million for the three months ended September 30, 2020, compared with $13.4 million for the three months ended September 30, 2019. The increase in net loss of $1.5 million, or 11.5%, was primarily due to an increase in general and administrative expenses, partially offset by a decrease in research and development expenses during the three months ended September 30, 2020 compared with the three months ended September 30, 2019. See the discussion above for further information.

Net loss was $43.7 million for the nine months ended September 30, 2020, compared with $33.1 million for the nine months ended September 30, 2019. The increase in net loss of $10.6 million, or 32.0%, was primarily due to the decrease in revenue, partially offset by the decrease in cost of revenue recognized during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. Additionally, an increase in general and administrative expenses was partially offset by a decrease in research and development expenses during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. See the discussion above for further information.

Liquidity and Capital Resources

We have financed our growth and operations through a combination of funds generated from our licensing revenue, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash have been for working capital requirements and capital expenditures. As of September 30, 2020, we had a cash balance of $79.6 million, stockholders’ equity of $65.3 million and an accumulated deficit of $258.9 million.

In July 2020, we closed an underwritten public offering of 9,375,000 shares of our common stock at a price of $8.00 per share. The gross proceeds from the offering were $75.0 million and net proceeds were approximately $70.3 million, after deducting underwriting discounts and commissions and other offering expenses.

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

In August 2019, we entered into a sales agreement, or the ATM Agreement, with Jefferies to issue and sell shares of our common stock, having an aggregate offering price of up to $40.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at our sole discretion, under which Jefferies will act as our agent and/or principal. We pay Jefferies a commission equal to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the year ended December 31, 2019, we sold 2,409,356 shares of our common stock for gross proceeds of $8.4 million and net proceeds were $8.1 million, after deducting underwriting discounts and other offering expenses under the ATM Agreement. During the nine months ended September 30, 2020, we sold 131,425 shares of our common stock for net proceeds of $0.7 million, after deducting underwriting discounts and other offering expenses under the ATM Agreement.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,056)	$(34,222)
Investing activities	(713)	(1,716)
Financing activities	64,524	35,708
Net increase (decrease) in cash	$23,755	$(230)

Operating Activities

Net cash used in operating activities increased $5.8 million to $40.1 million for the nine months ended September 30, 2020 from $34.2 million for the nine months ended September 30, 2019. The increase was mainly due to an increase in our general and administrative expenses partially offset by a decrease in our research and development expenses during the nine months ended September 30, 2020 compared with 2019. For the nine months ended September 30, 2020, the net cash used in operating activities of $40.1 million was comprised of operating cash outflows before working capital changes of $38.4 million and net working capital outflows of $1.7 million. For the nine months ended September 30, 2019, the net cash used in operating activities of $34.2 million was comprised of operating cash outflows before working capital changes of $28.4 million and net working capital outflows of $5.8 million.

Investing Activities

Net cash used in investing activities consisting of property, plant and equipment was $0.7 million during the nine months ended September 30, 2020 compared with $1.7 million during the nine months ended September 30, 2019.

Financing activities

Net cash provided by financing activities was $64.5 million during the nine months ended September 30, 2020 compared with $35.7 million provided by financing activities during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received $70.3 million from the public offering of common stock in July 2020 and $0.7 million from the sale of our common stock under our ATM facility, which was offset by $4.2 million in principal payments on our long-term debt, $1.4 million for expenses related to our sale of Private Placement Shares that closed in December 2019 and $0.9 million in principal payments on our finance leases. During the nine months ended September 30, 2019, cash provided by financing activities consisted primarily of $31.9 million in net proceeds from a follow-on sale of our common stock and a $5.0 million draw under the A&R LSA.

Funding Requirements

We plan to focus in the near-term on the development, regulatory approval and potential commercialization of LIQ861. We anticipate we will incur net losses for the next several years as we complete clinical development of these product candidates and continue research and development of additional product candidates. In addition, we plan to commercialize LIQ861, if approved, continue sales of generic Remodulin® through our RareGen acquisition, if the Merger Transaction is successfully completed, expand our corporate infrastructure and continue to invest in research and development efforts to explore additional product candidates. We may not be able to complete the development and initiate commercialization of these programs if, among others, our clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current clinical trials when we expect, or at all.

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

We believe that our current cash balance will enable us to fund our operating expenses and capital expenditure requirements and remain in compliance with the minimum cash covenant of $8.5 million pursuant to our term loan facility with PWB into the first quarter of 2022. We are in the process of implementing a more cost-efficient operating plan to further improve our cashflow. In addition, a successful close of the Merger Transaction has the potential to improve our cashflow going forward. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to complete NDA regulatory review of LIQ861 and commercialize our product candidates, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for LIQ861 or LIQ865, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, and concluded that our internal control over financial reporting was not effective as of September 30, 2020 as a result of material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of the effectiveness of our internal control over financial reporting, our management identified the following material weaknesses that existed as of September 30, 2020:

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

Remedial Actions to Address Material Weaknesses

We continue to evaluate the effectiveness of our remediation efforts, including implementing and demonstrating that the new or improved controls are designed appropriately and operate effectively for a reasonable period of time. Although we have not fully remediated the material weaknesses described in our 2019 Annual Report on Form 10-K, we believe that we have made progress on the remediation plans described in Item 9A Controls and Procedures in our 2019 Annual Report on Form 10-K. The following remediation steps were taken by the Company during the quarter ended September 30, 2020:

●	We have engaged an external accounting firm to provide controller and other financial consulting services to strengthen the finance team.

●

We have also engaged an accounting and consulting firm to assist us with the strengthening and monitoring of our internal controls processes and documentation. In addition, we have worked with the consulting firm on the following:

●	Modified user rights to our accounting system to ensure that journal entries cannot be created and posted by the same user.

●	Modified the user rights to our accounting system to ensure that no accounting personnel have “Super User” rights.

●

Implemented procedures to ensure that account reconciliations are reviewed and approved by qualified accounting personnel independent from the personnel that prepared the reconciliation and related journal entry.

In addition, we expect to provide enhanced training to existing and new employees in order to increase the level of understanding of controls with individuals that provide key information and perform key roles within our financial accounting and reporting group.

The material weaknesses described in our 2019 Annual Report on Form 10-K will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded that these controls operate effectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Interim Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting discussed above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to our December 31, 2019 year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, as described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures – Remedial Actions to Address Material Weaknesses”, and we plan to provide an update on the status of our remediation activities on a quarterly basis.

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

On July 21, 2020, the U.S. Patent and Trademark Office, or the USPTO, issued U.S. Patent No. 10,716,793, or the “793 Patent”, entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. On July 22, 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of LIQ861. The infringement allegation of the ‘793 Patent is separate from the 30-month regulatory stay on final approval of the NDA for LIQ861, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. We are required to make a certification with respect to the ‘793 Patent in our NDA for LIQ861. United Therapeutics’ motion to dismiss the Company’s invalidity defenses and counterclaims concerning the ‘793 Patent was denied by the U.S. District Court for the District of Delaware on November 3, 2020.

On July 30, 2020, Judge Andrews, presiding over the Hatch-Waxman Litigation, conducted a scheduling conference and set a claim construction hearing in May 2021 and set the trial to begin in March 2022.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the U.S. Patent and Trademark Office, or USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent”, and sought a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics Corporation, or United Therapeutics, and both patents are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. On October 13, 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. A final written decision determining the validity of the challenged claims of the ‘901 Patent is expected within 12 months from institution.

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

We expect to incur a number of substantial expenses, totaling approximately $5.0 million, associated with completing the Merger Transaction, including the costs and expenses of filing, printing and mailing the notice of internet availability of the definitive proxy statement/prospectus and all filing and other fees paid to the SEC and Nasdaq in connection with the Merger Transaction, investment banking fees and expenses, and combining the operations of the two companies. While we have assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. Additional unanticipated costs may be incurred in the integration of the businesses of our company and RareGen, and such costs could become substantial. Although it is expected that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, if the Merger Transaction is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger Transaction. These costs could adversely affect our financial condition and results of operations prior to the Merger Transaction and of HoldCo following completion of the Merger Transaction.

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

The future results of HoldCo will suffer if it does not effectively manage its expanded operations following the completion of the Merger Transaction.

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

In connection with the Merger Transaction, our management prepared internal, stand-alone, pre-transaction financial forecasts of RareGen. These forecasts were based on numerous variables and assumptions that are inherently uncertain and are beyond our control, including assumptions with respect to macro-economic trends, interest rates and anticipated growth rates, and is not necessarily indicative of what RareGen’s actual results of operations, cash flows or financial position would be on the dates indicated. The assumptions used in preparing these forecasts may not prove to be accurate and other factors may affect HoldCo’s actual results and financial condition after the completion of the Merger Transaction, which may cause HoldCo’s actual results and financial condition to differ materially from our estimates contained in the unaudited prospective financial information for RareGen. These forecasts were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all, or within projected timeframes. The failure of our or RareGen’s businesses to achieve projected results could have a material adverse effect on the price of HoldCo common stock, HoldCo’s financial position, and HoldCo’s operating results and cash flows.

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

Our consolidated financial statements for the nine months ended September 30, 2020 include a statement that our recurring losses and cash outflows from operations, our accumulated deficit and our debt maturing within twelve months raise substantial doubt about our ability to continue as a going concern. As of September 30, 2020, we had $79.6 million of cash. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements, make payments of interest and principal on our term loan facility with Pacific Western Bank, or PWB, and remain in compliance with the minimum cash covenant of $8.5 million pursuant to this term loan facility, into the first quarter of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we are unable to obtain sufficient funding or execute on strategic initiatives to generate sufficient cash, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future financial statements may also include statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We have a history of losses, have not commenced commercial operations to date and our future profitability is uncertain.

We have incurred net losses of $43.7 million during the nine months ended September 30, 2020 and $47.6 million, $53.1 million and $29.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. We also had negative operating cash flows for each of these periods. As of September 30, 2020, we had an accumulated deficit of $258.9 million.

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

We are party to a licensing agreement with GSK pursuant to which GSK has exercised an option to exclusively license our PRINT technology for applications in certain inhaled therapies, or the GSK ICO Agreement. We previously entered into a separate licensing agreement with GSK relating to the field of vaccines, which lapsed in April 2016. We have historically received a significant portion of our revenue from GSK pursuant to these licensing agreements. We recorded no revenue attributable to our collaboration and licensing agreements with GSK during the nine months ended September 30, 2020. For the year ended December 31, 2019, our revenue attributable to our collaboration and licensing arrangements with GSK, which included a combination of billings for particle formulations, manufacturing, milestone payments and amortization of deferred revenue from up-front fees, accounted for 100% of our total revenue.

During the second quarter of 2019 we concluded that no further research and development services will be provided to GSK under the collaboration agreement and the earnings process related to the license fees previously received under the collaboration agreement has been completed under the proportional performance model. Therefore, the remaining deferred revenue of $8.1 million was recognized as revenue during the second quarter of 2019, and we do not expect to receive any additional revenue from GSK pursuant to our collaboration. Because GSK is no longer actively advancing any programs under our collaboration, we entered into the Third Amendment to the GSK ICO Agreement during the second quarter of 2019, pursuant to which we have the right to develop three products for delivery via inhalation, subject to specified milestone payments and royalties due to GSK. Additionally, under certain circumstances GSK has a right of first negotiation with respect to these programs. Although a large proportion of our revenue has historically been obtained from our collaboration with GSK, we do not expect this collaboration to continue. To that end, in January 2020 we notified GSK of our intent to terminate the collaboration because we believe that GSK's inactivity with respect to the collaboration constitutes a material breach and GSK has rebutted our notice of termination. We are currently attempting to resolve the dispute with GSK pursuant to the terms of the GSK ICO Agreement.

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

On July 21, 2020, the U.S. Patent and Trademark Office, or the USPTO, issued U.S. Patent No. 10,716,793, or the “793 Patent”, entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. On July 22, 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of LIQ861. The infringement allegations of the ‘793 Patent is separate from the 30-month regulatory stay on final approval of the NDA for LIQ861, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. We are required to make a certification with respect to the ‘793 Patent in our NDA for LIQ861. United Therapeutics’ motion to dismiss our invalidity defenses and counterclaims concerning the ‘793 Patent was denied by the U.S. District Court for the District of Delaware on November 3, 2020.

On July 30, 2020, Judge Andrews, presiding over the Hatch-Waxman Litigation, conducted a scheduling conference and set a claim construction hearing on May 24, 2021 and set the trial to begin on March 28, 2022.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the USPTO. One petition was for inter partes review of the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid, and a second petition is for inter partes review of the ‘066 Patent, seeking a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. On October 13, 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. A final written decision determining the validity of the challenged claims of the ‘901 Patent is expected within 12 months from institution.

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

●

TreT, licensed from MannKind, by United Therapeutics, is currently in late-stage clinical development in the United States for the treatment of PAH. Under the license agreement, United Therapeutics is responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. In September, 2019, United Therapeutics commenced a clinical study (BREEZE) to evaluate the safety and pharmacokinetics of switching PAH patients from Tyvaso to TreT and announced that a second clinical study is expected to be completed by the end of 2020 to compare the pharmacokinetics of TreT to Tyvaso in healthy volunteers. United Therapeutics further reported that the two studies, if successful, are the only clinical studies necessary to support FDA approval.

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

While EXPAREL is currently the only direct competitor to LIQ865 on the market, in October 2018 Heron Therapeutics, Inc., or Heron, announced the submission of its NDA to the FDA for HTX-011, an investigational long-acting, extended-release formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the management of postoperative pain. HTX-011 was granted both breakthrough therapy and fast track designations from the FDA as well as priority review by the FDA. On May 1, 2019, Heron announced that it received a complete response letter, or CRL, for HTX-011 from the FDA. On October 1, 2019, Heron announced that it had resubmitted its NDA for HTX-011 to the FDA and expected a six-month review. On June 26, 2020, Heron announced that it received a CRL from the FDA for HTX-011. In addition to Heron, Durect Corporation and Innocoll Holdings plc each also have products in clinical development that are potential competitors to LIQ865.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in December 2019, a novel strain of COVID-19, or coronavirus, was reported to have surfaced in Wuhan, China and has become a global pandemic as of the date of this Quarterly Report on Form 10-Q. The full impact of the coronavirus is unknown and rapidly evolving. For example, after generally suspending in-person inspections due to COVID-19, the FDA recently announced it would resume domestic facility inspections, although the agency continues its general suspension of foreign facility inspections (although “mission-critical” inspections may be considered on a case-by-case basis). Because of the global pandemic, decision-making around facility inspections by the FDA (including preapproval inspections) continues to evolve. Additionally, over the last several years, including from December 22, 2018 until January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA and other government employees and stop critical activities. In addition, there may be personnel and other changes following the 2020 Presidential election and other developments, the impact of which is currently unknown. If a prolonged government disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, prolonged government disruptions, global pandemics and other natural disasters or geopolitical actions could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. For example, during the course of the pandemic the FDA has at points delayed both domestic and foreign facility inspections. The agency announced in July 2020 that domestic facility inspections will be conducted but prioritized through a risk-based approach, while foreign facility inspections remain delayed unless the FDA determines they can be conducted based on an assessment of whether it is “mission-critical.” We expect the impact of COVID-19 on the FDA’s operations will continue to evolve. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products.

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

As we seek to establish a commercial operation in anticipation of potential approval from the FDA, we also continue to develop additional drug candidates. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercial activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which include problems relating to managing manufacturing and supply, reimbursement, marketing problems, and other additional costs.

There are risks involved with building our sales, marketing, and other commercialization capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any drug launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may impact our efforts to commercialize our drug candidates on our own and generate product revenues include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel over a large geographic area;
●	the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●	understanding and training relevant personnel on the limitations on, and the transparency and reporting requirements applicable to, remuneration provided to actual and potential referral sources;
●	the clinical indications for which the products are approved and the claims that we may make for the products;
●	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
●	the inability of sales personnel to obtain access to physicians or to effectively promote any future drugs;
●

our ability to appropriately market, detail and distribute products in light of healthcare provider facility closures, quarantine, travel restrictions and other governmental restrictions caused by COVID-19;

●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	any distribution and use restrictions imposed by the FDA or to which we agree;
●	liability for sales and marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●	our ability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring; and
●	unforeseen costs and expenses associated with creating a sales and marketing organization.

In the future, we may choose to participate in sales activities with collaborators for some of our drug candidates. However, there are also risks with entering into these types of arrangements with third parties to perform sales, marketing and distribution services. For example, we may not be able to enter into such arrangements on terms that are favorable to us. Our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any drug candidates that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drug candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

We do not have any products approved for marketing in any jurisdiction and we have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to our product candidates, LIQ861, a proprietary inhaled dry powder formulation of treprostinil for the treatment of pulmonary arterial hypertension, or PAH, and LIQ865, a sustained-release formulation of bupivacaine for the management of local post-operative pain. We do not anticipate generating revenue from sales of LIQ861 until 2022 at the earliest, if ever.

LIQ861 is being developed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. We commenced a Phase 3 clinical trial of LIQ861, which we refer to as INSPIRE, in the first quarter of 2018. We completed the pivotal INSPIRE trial in August 2019. Final enrollment included 121 PAH patients to assess safety and tolerability through Month 2, the primary endpoint of the trial. Of the 121 patients enrolled in the study, 55 were Transition patients and 66 were Add-On patients. Add-On patients started on a dose of 26.5 mcg of LIQ861, with most (>80%) titrating to a 79.5 mcg dose or higher within the first two months of treatment. Consistent with preliminary data presented in the second quarter of 2019, LIQ861 was observed to be well-tolerated and treatment-emergent adverse events, or TEAEs, were mostly mild to moderate in nature at Month 2 up to doses of 159 mcg of LIQ861, the highest dose studied at Month 2. Durability of therapy with LIQ861 appeared to be favorable, with 96% of Transition patients and 91% of Add-On patients remaining on study drug at the Month 2 timepoint.

In April 2020, we reported final safety and tolerability results from the two-month primary endpoint of the INSPIRE study. Of the 121 PAH patients, 113, or 93%, completed their two-month visit. The most common reported TEAEs (reported in ≥ four percent) were cough (42%), headache (26%), throat irritation (16%), dizziness (11%), diarrhea (9%), chest discomfort (8%), nausea (7%), dyspnea (5%), flushing (5%) and oropharyngeal pain (4%).

In August 2019, one of the clinical investigators in the INSPIRE study reassessed a serious adverse event, preliminarily identified as hypersensitivity pneumonitis, as being possibly related to LIQ861, whereas the clinical investigator had previously, in May and June 2019, characterized the event as not related to LIQ861. Based on the patient’s medical history, two other potential alternative causes of this event noted by the clinical investigator, and the fact that the patient has been taking LIQ861 since October 2018, we do not agree with the clinical investigator’s assessment. However, we reported the event to the FDA, as required, and we will continue to monitor and assess this event for any change.

In September 2019, we reported results from pharmacokinetic (PK) studies indicating that the 79.5 mcg dose of LIQ861 correlates with nine breaths of Tyvaso, the maximum recommended label dose of Tyvaso. To accurately characterize the pharmacokinetics of LIQ861, we conducted two PK studies in healthy volunteers. In the first of these studies, we observed unexpected variability in PK levels. Post-hoc analysis showed that plasma levels of treprostinil were tightly correlated to the LIQ861 dose delivered. Based upon additional non-clinical and clinical work, we believe the unexpected variability seen in this healthy volunteer study was due to an administration technique unique to the conduct of the study in the Phase 1 setting. In August 2019, we completed a second PK study in healthy volunteers in which the proper administration technique was followed. This study demonstrated significantly reduced variability, and we believe we have established comparative bioavailability to the reference listed drug.

We continued to treat patients who chose to remain on LIQ861 beyond the Month 2 timepoint of the primary endpoint. More than 80% of INSPIRE patients remained on study drug at Month 4 with no significant changes in safety or tolerability observed compared to Month 2. At the completion of the INSPIRE study, the patient with the longest duration of treatment had been on LIQ861 therapy for 18 months. To provide for continuity of treatment, patients from INSPIRE were provided the opportunity to continue receiving treatment in an extension study, which is currently ongoing. Currently, more than 70 patients have now received therapy with LIQ861 for more than two years. In addition, we are enrolling patients in a clinical study at certain investigational sites in Europe to characterize the hemodynamic dose-response relationship to LIQ861. Enrollment was paused in the second quarter 2020 due to concerns related to the COVID-19 pandemic, but has resumed in September 2020. We are also considering conducting other clinical trials to generate additional data on LIQ861, including a clinical trial in pediatric patients. We also continue to conduct development work in support of potential approval and commercialization of LIQ861, including label and patient-use assessments.

We submitted an NDA for LIQ861 to the FDA in January 2020. In April 2020, the FDA accepted the NDA for review and provided a Prescription Drug User Fee Act (PDUFA) goal date of November 24, 2020. Expectations related to this PDUFA date as originally set are impacted by ongoing Hatch-Waxman Litigation following a lawsuit filed by United Therapeutics Corporation on June 4, 2020. Prior to submission of the NDA in January 2020, the FDA visited our manufacturing site in June 2019 as a qualifying participant in the Emerging Technology Program sponsored by the CDER. The program supports innovation by providing a forum for sponsors to engage FDA early in development and ensures consistency, continuity, and predictability in review and inspection. The program has allowed us to discuss PRINT® technology with Emerging Technology Team members, including personnel who would be involved in the PAI and review of the Chemistry Manufacturing Controls section of the NDA to support LIQ861.

The FDA communicated in August 2020 that inspections of two domestic sites involved in the manufacturing of LIQ861 would be required before the FDA can approve our NDA for LIQ861. Due to restrictions on travel due to COVID-19, the FDA may be unable to conduct inspections of these two sites prior to the User Fee Date of November 24, 2020. We will continue to work closely with the FDA with regard to the PAIs; however, as of the date of this Quarterly Report on Form 10-Q, the FDA has not yet conducted these inspections.

With respect to LIQ865, we initiated Phase 2-enabling toxicology studies in March 2019 in both soft tissue and bone models. The soft tissue toxicology study showed favorable results; however, our bone toxicology study showed delayed bone healing at the dose tested. We have completed an additional non-GLP study to investigate bone fracture healing using the same animal model with lower doses of LIQ865. This additional non-GLP study has established a NOAEL on bone healing and provides evidence that LIQ865 could proceed into a GLP toxicology study to support Phase 2 clinical activities. Considering our focus in advancing our lead asset, LIQ861, we will seek to advance LIQ865 through a strategic collaboration with an external partner. We cannot assure you that our toxicology studies or clinical trials, if commenced, will be successful or meet their endpoints, that the endpoints for any future Phase 3 trials that we may conduct will be sufficient to receive marketing approval, or that we will be successful in entering a strategic collaboration to further advance the program.

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

Under the Hatch-Waxman Act, as a result of the Hatch-Waxman Litigation commenced by United Therapeutics on June 4, 2020, the FDA may not issue a final approval for the LIQ861 NDA for up to 30 months, absent an earlier judgment unfavorable to United Therapeutics by the court. When the FDA is not permitted to issue an approval for a 505(b)(2) application due to a 30-month stay, it is generally possible that the agency could issue “tentative approval” if it determines that all regulatory requirements have been met. However, a drug product that is granted tentative approval may be subject to additional review before final approval, particularly if tentative approval was granted more than three years before the earliest lawful approval date. The FDA’s tentative approval of drug product would be based on information available to FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to FDA’s attention. A new drug product may not be marketed until the date of final approval.

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

●	the existing body of safety and efficacy data in respect of the product candidate under clinical testing;
●	the proximity of patients to clinical trial sites;
●	the number and nature of competing therapies and clinical trials; and
●	other environmental factors such as the ongoing COVID-19 pandemic or other natural or unforeseen disasters.

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

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, or the Orange Book, the 505(b)(2) applicant is required to make a claim after filing their its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. For example, the LIQ861 NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso® as the reference listed drug. Under the Hatch-Waxman Act, as a result of the Hatch-Waxman Litigation commenced by United Therapeutics on June 4, 2020, the FDA is automatically precluded from approving the LIQ861 NDA for up to 30 months, absent an earlier judgment unfavorable to United Therapeutics by the court. It is not uncommon for a manufacturer of an approved product, such as United Therapeutics, to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

If the FDA determines that our product candidates, including LIQ861, do not qualify for the 505(b)(2) regulatory pathway, we would need to reconsider our plans and might not be able to commercialize our product candidates in a cost-efficient manner, or at all. If we were to pursue approval under the 505(b)(1) NDA pathway, we would be subject to more extensive requirements and risks such as conducting additional clinical trials, providing additional data and information or meeting additional standards for marketing approval. As a result, the time and financial resources required to obtain marketing approval for our product candidates would likely increase substantially and further complications and risks associated with our product candidates may arise. Also, new competing products may reach the market faster than ours, which may materially and adversely affect our competitive position, business and prospects.

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

The terms of approvals, ongoing regulations and post-marketing restrictions for our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue, and may present risks of regulatory enforcement and litigation.

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

The Trump Administration and the Congressional Republicans have proposed several efforts to repeal and replace the ACA. President Trump has also signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Additionally, the ACA remains subject to pending legal and constitutional challenges in the United States Supreme Court. See California, et al v. Texas, et al, Cause No. 19-840. The Supreme Court is scheduled to hear a challenge in California et. al. v. Texas et. al. on November 10, 2020. This ongoing litigation challenges the ACA’s minimum essential coverage provision (known as the individual mandate) and raises questions about the entire law’s survival.

There is no assurance that any future replacement, modification or repeal of the ACA – were that to occur – would not adversely affect our business and financial results. The full effects of the ACA may be unknown until all outstanding legal issues are resolved, the statutory provisions are fully implemented, and CMS, the FDA, and other federal and state agencies issue final applicable regulations or guidance. These developments could potentially alter coverage and marketing requirements, thereby affecting our pricing and market share if individuals lose coverage for certain benefits.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, federal budget proposals have included measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The U.S. Congress and the Trump Administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs, including by addressing the role of PBMs in the supply chain. Drug pricing is and will remain a key bipartisan issue in the coming year.

Additionally, for example, on July 24,2020, President Trump signed Executive Orders directing the Department of Health and Human Services (HHS) to take several steps to lower costs on prescription drugs. The Executive Orders cover a range of policies, including but not limited to (i) tying the prices paid by the U.S. government (e.g., Medicare) for drugs and biological products to prices paid in other countries; (ii) ensuring that rebates that drug makers pay to pharmacy benefit managers and insurers in the Medicare Part D program are passed directly to patients when they purchase a medication, so long as the change is not projected to increase Federal spending, Medicare beneficiary premiums or patients’ total out-of-pocket costs; and (iii) allowing states, wholesalers and pharmacies to import FDA-approved drugs from Canada and other countries and sell them in the United States if the FDA deems them safe. The impact and timing of these Executive Orders, and other drug pricing initiatives released on September 24, 2020, is uncertain, as the directives contained therein would require agency rulemaking and implementation. These policy proposals, if implemented, could significantly impact the pharmaceutical industry in the United States and adversely affect our ability to generate revenues or commercialize our product candidates in the United States. Policies to be pursued in the future relative to drug pricing may be more aggressive, regardless of which party controls the White House.

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

As of October 31, 2020, 37,752,882 shares of our common stock were outstanding, of which 33,145,870 shares of common stock, or 87.8% of our outstanding shares as of October 31, 2020, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. The resale of the remaining 4,607,012 shares held by our stockholders as of October 31, 2020 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of October 31, 2020, the holders of approximately 1.9 million shares, or 5.0%, of our outstanding shares as of October 31, 2020, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell equity securities, convertible securities or other securities in one or more transactions at prices and in a manner we determine from time to time. If we sell equity securities, convertible securities or other securities, current investors may be materially diluted by such subsequent sales. We may also need our stockholders to authorize the issuance of additional shares of common stock under our amended and restated certificate of incorporation, as amended, if we do not have sufficient authorized shares to raise such additional capital or issue future awards under our incentive plan. New investors could also gain rights, preferences and privileges senior to those of holders of our existing equity securities.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 21.5% of our capital stock as of October 31, 2020, of which 2.9% are beneficially owned by our executive officers and directors. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of the Board, and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

As required by the Sarbanes Oxley Act of 2002 and commencing with the fiscal year ended December 31, 2019, we were required to furnish a report by management on, among other things, the effectiveness of our ICFR for the fiscal year ended December 31, 2019. In connection with the assessment of the effectiveness of our ICFR, our management identified the following material weaknesses that existed as of December 31, 2019:

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

Additionally, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, all of which could have a material adverse effect on our business and the trading price of our shares. Subsequent to our December 31, 2019 year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. See Part I, Item 4. Controls and Procedures in this Quarterly Report on Form 10-Q. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could result in charges by the SEC with violating the books and records and internal control provisions of the federal securities laws which may result in penalties and fines to our company, directors and officers, and also could restrict our future access to the capital markets.

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

As a public company, we have incurred costs associated with recently adopted corporate governance requirements, including requirements of the U.S. Securities and Exchange Commission and the Nasdaq Stock Market LLC, or Nasdaq. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage that we received as a private company. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our amended and restated certificate of incorporation, as amended, designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation, as amended provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, as amended, or our amended and restated bylaws; or (d) any action asserting a claim against us governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or Exchange Act. Furthermore, our amended and restated bylaws designate the federal district courts of the United States as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors or officers. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, prospects or results of operations.

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

10.1

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

10.2

Consulting Agreement, dated as of August 20, 2020, by and between Liquidia Technologies, Inc. and Arktoros, LLC (incorporated herein by reference to Exhibit 10.1 to Liquidia Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on August 20, 2020).

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

101*

The following materials from Liquidia Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL) filed electronically herewith: (i) Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019 and (v) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDIA TECHNOLOGIES, INC.
DATE: November 6, 2020	By:	/s/ Neal F. Fowler
Neal F. Fowler
Chief Executive Officer

LIQUIDIA TECHNOLOGIES, INC.
DATE: November 6, 2020	By:	/s/ Steven Bariahtaris
Steven Bariahtaris
Interim Chief Financial Officer